Form 10-Q
period 1995-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 1995-05-18
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-84816

                       REAL ESTATE ASSOCIATES LIMITED VII

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3290316

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      -----

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

             Balance Sheets, March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . .  1

             Statements of Operations,
                    Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .  2

             Statement of Partners' Deficiency,
                    Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Statements of Cash Flows,
                    Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .  4

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

      Item 2.  Management's Analysis and Discussion of Financial
                    Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                         1995                 1994
                                                      (Unaudited)           (Audited)
                                                      ------------         ------------
INVESTMENTS IN AND ADVANCES TO LIMITED
   PARTNERSHIPS                                       $19,230,365          $ 19,757,594

CASH                                                       517,976              498,954

SHORT-TERM INVESTMENTS                                     125,000              125,000

OTHER ASSETS                                                33,129               29,568
                                                      ------------         ------------
   TOTAL ASSETS                                       $ 19,906,470         $ 20,411,116
                                                      ============         ============


                         LIABILITIES AND PARTNERS' DEFICIENCY

NOTES PAYABLE                                         $ 24,869,501         $ 24,869,501

ACCRUED INTEREST PAYABLE                                20,882,267           20,514,472

ACCRUED FEES DUE GENERAL PARTNER                         2,217,484            2,041,574

ACCOUNTS PAYABLE AND OTHER LIABILITIES                      31,945               17,101
                                                      ------------         ------------

                                                        48,001,197           47,442,648



PARTNERS' DEFICIENCY                                   (28,094,727)         (27,031,532)
                                                      ------------         ------------

   TOTAL LIABILITIES AND PARTNERS' DEFICIENCY         $ 19,906,470         $ 20,411,116
                                                      ============         ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                          Three months           Three months
                                                                             ended                   ended
                                                                         March 31, 1995         March 31, 1994
                                                                         --------------         --------------
INTEREST INCOME                                                          $     5,090                $     2,643
                                                                         -----------                -----------

OPERATING EXPENSES:
      Interest expense                                                       586,126                    586,126
      Management fees                                                        185,910                    185,910
      General and administrative                                              22,409                     23,707
      Legal and accounting                                                    48,840                     43,472
                                                                          ----------                -----------

           Total operating expenses                                          843,285                    839,215
                                                                          ----------                -----------

LOSS FROM OPERATIONS                                                        (838,195)                  (836,572)

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
      AND AMORTIZATION OF ACQUISITION COSTS                                 (225,000)                  (142,000)
                                                                         -----------                -----------

NET LOSS                                                                 $(1,063,195)               $  (978,572)
                                                                         ===========                ===========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)


                                            General           Limited
                                            Partners          Partners             Total
                                           ---------        ------------        ------------
BALANCE DEFICIENCY,
  at January 1, 1995                       $(593,446)       $(26,438,086)       $(27,031,532)

Net loss for the three months
  ended March 31, 1995                       (10,632)         (1,052,563)         (1,063,195)
                                          ----------        ------------        ------------

BALANCE DEFICIENCY,
  at March 31, 1995                        $(604,078)       $(27,490,649)       $(28,094,727)
                                           =========        ============        ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOW

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                       1995                1994
                                                                    -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(1,063,195)         $ (978,572)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
           Equity in loss of limited partnership                        206,000             123,000
           Amortization of acquisition costs                             19,000              19,000
           (Increase) decrease in other assets                           (3,561)              -
           Increase (decrease) in -
              Accrued interest payable                                  367,795             508,241
              Accrued fees due general partner                          175,910             185,910
              Accounts payable                                           14,844               6,046
                                                                    -----------          ----------

                 Net cash used in operating activities                 (283,207)           (136,375)
                                                                    -----------          ----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
      Distributions from limited partnerships
         recognized as a return of capital                              374,229             552,320
      Advances to limited partnership                                   (72,000)              -
                                                                    -----------          ----------

                Net cash provided by investing activities               302,229             552,320
                                                                    -----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                19,022             415,945

CASH AND CASH EQUIVALENTS, beginning of period                          498,954             609,263
                                                                    -----------          ----------

CASH AND CASH EQUIVALENTS, end of period                            $   517,976          $1,025,208
                                                                    ===========          ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 prepared by Real Estate Associates Limited VII (the "Partnership.") Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.
         The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 1995, and the results of operations and changes in cash flows for the three months then ended.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit.

         SHORT TERM INVESTMENTS

         Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 32 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV, NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 16 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 48 partnerships all of which own residential rental projects consisting of 4,731 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investment in limited partnerships as of March 31, 1995:

        Balance, beginning of period                                            $19,757,594
        Cash distributions recognized as a return of capital                       (374,229)
        Advances to limited partnerships                                             72,000
        Amortization of acquisition costs                                           (19,000)
        Equity in loss of limited partnerships                                     (206,000)
                                                                                -----------

        Balance, end of period                                                  $19,230,365
                                                                                ===========

         Selected operating information of the limited partnerships in which the Partnership has investments is estimated as follows:

                                                         Three months         Three months
                                                            ended                ended
                                                        March 31, 1995       March 31, 1994
                                                        --------------       --------------
Revenues:
  Rental and other                                        $6,627,000            $6,561,000
                                                          ----------            ----------

Expenses:
  Depreciation                                             1,467,000             1,338,000
  Interest                                                   968,000             1,075,000
  Operating                                                4,867,000             4,658,000
                                                          ----------            ----------

                                                           7,302,000             7,071,000
                                                          ----------            ----------

  Net loss                                                $ (675,000)           $ (510,000)
                                                          ==========            ==========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 3 - NOTES AND CONTRIBUTIONS PAYABLE

      Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1996 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes.

      Unpaid interest is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $186,000 for the three months ended March 31, 1995 and 1994.

      The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $9,975 was paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

      The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


ITEM 2.        MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary source of funds is the proceeds of its public offering. Other sources include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

      Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1996 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes.

      The Partnership will be able to meet its equity contribution commitments as they become due from available cash. There are no expectations that the Partnership will require the use of outside financing to satisfy any of its current obligations.

      RESULTS OF OPERATIONS

      The Partnership was formed to provide various benefits to its partners as discussed in Item 1 in the annual 10-K report. It is anticipated that the local partnerships in which the Partnership has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from sale by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the Partners to pay applicable taxes.

      Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

      The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


ITEM 2.        MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

      Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Available cash is invested in money market funds and certificates of deposit which provide interest income as reflected in the statement of operations. These temporary investments can be easily converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

      The management fee, a recurring Partnership expense, is payable monthly to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership.

      Operating expenses consist substantially of general and administrative expenses of the Partnership and professional fees or services rendered to the Partnership.

      The Partnership, as a limited partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As of March 31, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL VII:

Genevieve James v. Southpark Apartments, NAPICO et. al., Case No. 94CV112817, Court of Common Pleas, Lorain County, Ohio. On August 18, 1994, the Plaintiff filed a lawsuit. Plaintiff alleges that on March 14, 1994, she was on the threshold steps to the common entrance to the apartment complex and fell due to a loose step thereby causing permanent bodily injuries and suffering. The Plaintiff is seeking judgment in the amount of $25,000. This matter was submitted to Jack J. Stanton Insurance Agency (Nationwide Insurance Company) and subsequently forwarded to Richard Gemperline Esq. In the opinion of Mr. Gemperline and management, this case is not expected to result in any material exposure to NAPICO or the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    No exhibits are required per the provision of item 7 of regulation
S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REAL ESTATE ASSOCIATES LIMITED VII
                             (a California limited partnership)


                             By: National Partnership Investments Corp.,
                                 General Partner


                             Date:            5/12/95
                                   --------------------------------------------



                             By:   /s/  BRUCE E. NELSON
                                   --------------------------------------------
                                   Bruce E. Nelson
                                   President



                             Date:            5/17/95
                                   --------------------------------------------



                             By:   /s/  SHAWN HORWITZ
                                   --------------------------------------------
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer