Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 1995-08-21
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

             Balance Sheets, June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .  1

             Statements of Operations,
                    Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . .  2

             Statement of Partners' Deficiency,
                    Six Months Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Statements of Cash Flows,
                    Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  4

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

      Item 2.  Management's Analysis and Discussion of Financial
                    Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

      Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                               1995                 1994
                                                                            (Unaudited)           (Audited)
                                                                            ------------         ------------
INVESTMENTS IN AND ADVANCES TO LIMITED
   PARTNERSHIPS                                                             $ 18,883,710         $ 19,757,594

CASH                                                                             482,198              498,954

SHORT-TERM INVESTMENTS                                                           125,000              125,000

OTHER ASSETS                                                                      33,129               29,568
                                                                            ------------         ------------

   TOTAL ASSETS                                                             $ 19,524,037         $ 20,411,116
                                                                            ============         ============


                     LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

   NOTES PAYABLE                                                            $ 24,869,501         $ 24,869,501

   ACCRUED INTEREST PAYABLE                                                   21,352,354           20,514,472

   ACCRUED FEES DUE GENERAL PARTNER                                            2,378,394            2,041,574

   ACCOUNTS PAYABLE AND OTHER LIABILITIES                                         11,950               17,101
                                                                            ------------         ------------

                                                                              48,612,199           47,442,648



PARTNERS' DEFICIENCY                                                         (29,088,162)         (27,031,532)
                                                                            ------------         ------------

   TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                               $ 19,524,037         $ 20,411,116
                                                                            ============         ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)



                                          Six months          Three months          Six months          Three months
                                             ended                ended                ended                ended
                                         June 30, 1995        June 30, 1995        June 30, 1994        June 30, 1994
                                         -------------        -------------        -------------        -------------
INTEREST INCOME                           $    10,996           $   5,906           $     6,477          $    3,834
                                          -----------           ---------           -----------          ----------

OPERATING EXPENSES:
 Interest expense                           1,161,713             575,587             1,172,253             586,126
 Management fees-general partner              371,820             185,910               371,820             185,910
 General and administrative                    51,375              28,966                55,675              31,969
 Legal and accounting                          56,215               7,375                49,174               5,702
                                          -----------           ---------           -----------          ----------

    Total operating expenses                1,641,123             797,838             1,648,922             809,707
                                          -----------           ---------           -----------          ----------

LOSS FROM OPERATIONS                       (1,630,127)           (791,932)           (1,642,445)           (805,873)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                                    23,497              23,497               164,526             164,526

EQUITY IN LOSS OF LIMITED
  PARTNERSHIPS AND AMORTI-
  ZATION OF ACQUISITION
  COSTS                                      (450,000)           (225,000)             (284,000)          (142,000)
                                          -----------           ---------           -----------          ---------

NET LOSS                                  $(2,056,630)          $(993,435)          $(1,761,919)         $(783,347)
                                          ===========           =========           ===========          =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)


                                           General             Limited
                                          Partners             Partners                Total
                                         -----------          ------------          ------------
PARTNERSHIP INTERESTS
   June 30, 1995                                                    20,802
                                                              ============

PARTNERS' DEFICIENCY,
   at January 1, 1995                     $(593,446)          $(26,438,086)         $(27,031,532)

Net loss for the six months
   ended June 30, 1995                      (20,566)            (2,036,064)           (2,056,630)
                                          ---------           ------------          ------------

PARTNERS' DEFICIENCY,
   at June 30, 1995                       $(614,012)          $(28,474,150)         $(29,088,162)
                                          =========           ============          ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOW

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                            1995                 1994
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $(2,056,630)         $(1,761,919)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
           Equity in loss of limited partnership                            412,000              246,000
           Amortization of acquisition costs                                 38,000               38,000
           Increase in other assets                                          (3,561)             (27,346)
           Increase (decrease) in -
              Accrued interest payable                                      837,882              763,165
              Accrued fees due general partner                              336,820              371,820
              Accounts payable                                               (5,151)              (3,472)
                                                                        -----------          -----------
                 Net cash used in operating activities                     (440,640)            (373,752)
                                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships
         recognized as a return of capital                                  495,884              670,560
      Advances to limited partnership                                       (72,000)              -
                                                                        -----------          -----------
                Net cash provided by investing activities                   423,884              670,560
                                                                        -----------          -----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                         (16,756)             296,808

CASH AND CASH EQUIVALENTS, beginning of period                              498,954              609,263
                                                                        -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                $   482,198          $   906,071
                                                                        ===========          ===========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 prepared by Real Estate Associates Limited VII (the "Partnership."). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 1995, and the results of operations and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1995

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

         The following is a summary of the investment in limited partnerships as of June 30, 1995:

        Balance, beginning of period                                 $19,757,594
        Cash distributions recognized as a return of capital            (495,884)
        Advances to limited partnerships                                  72,000
        Amortization of acquisition costs                                (38,000)
        Equity in loss of limited partnerships                          (412,000)
                                                                     -----------
        Balance, end of period                                       $18,883,710
                                                                     ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

        The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                      Six months           Three months          Six months          Three months
                                        ended                 ended                 ended                ended
                                    June 30, 1995         June 30, 1995         June 30, 1994        June 30, 1994
                                    -------------         -------------         -------------        -------------
Revenues:
  Rental and other                   $13,254,000           $ 6,627,000           $13,122,000           $6,561,000
                                     -----------           -----------           -----------           ----------
Expenses:
  Depreciation                         2,934,000             1,467,000             2,676,000            1,338,000
  Interest                             1,936,000               968,000             2,150,000            1,075,000
  Operating                            9,734,000             4,867,000             9,316,000            4,658,000
                                     -----------           -----------           -----------           ----------

                                      14,604,000             7,302,000            14,142,000            7,071,000
                                     -----------           -----------           -----------           ----------

      Net loss                       $(1,350,000)          $  (675,000)          $(1,020,000)          $ (510,000)
                                     ===========           ===========           ===========           ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - NOTES PAYABLE

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

         Unpaid interest, equal to $21,352,354 at June 30, 1995, is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $372,000 for the six months ended June 30, 1995 and 1994.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $13,300 was paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

         The corporate general partner of the Partnership and the Partnership are plaintiffs in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1996 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest, equal to $21,352,354 at June 30, 1995, is due at maturity of the notes.

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not requred for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the corporate general partner.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership account is reduced to zero are not recognized.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of June 30, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    No exhibits are required per the provision of item 7 of regulation
S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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




                              REAL ESTATE ASSOCIATES LIMITED VII
                              (a California limited partnership)


                              By: National Partnership Investments Corp., General Partner


                              Date:
                                     ---------------------------------------



                              By:
                                     ----------------------------------------
                                     Bruce Nelson
                                     President



                              Date:
                                      --------------------------------------



                              By:
                                      --------------------------------------
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer