Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 1995-11-17
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995





PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .      1

            Statements of Operations,
                 Nine and Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .      2

            Statement of Partners' Deficiency,
                 Nine Months Ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

            Statements of Cash Flows,
                 Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5


      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                      ASSETS
                                                                                     1995               1994
                                                                                  (Unaudited)        (Audited)
                                                                                 -------------     -------------
INVESTMENTS IN LIMITED PARTNERSHIPS                                               $ 18,447,393      $ 19,757,594

CASH                                                                                   568,639           498,954

SHORT-TERM INVESTMENTS                                                                 125,000           125,000

OTHER ASSETS                                                                           105,129            29,568
                                                                                  ------------      ------------

      TOTAL ASSETS                                                                $ 19,246,161      $ 20,411,116
                                                                                  ============      ============


                                       LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

      NOTES PAYABLE                                                               $ 24,869,501      $ 24,869,501

      ACCRUED INTEREST PAYABLE                                                      21,903,267        20,514,472

      ACCRUED FEES DUE GENERAL PARTNER                                               2,564,304         2,041,574

      ACCOUNTS PAYABLE AND OTHER LIABILITIES                                            11,701            17,101
                                                                                  ------------      ------------

                                                                                    49,348,773        47,442,648



PARTNERS' DEFICIENCY                                                               (30,102,612)      (27,031,532)
                                                                                  ------------      ------------

      TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                  $ 19,246,161      $ 20,411,116
                                                                                  ============      ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)



                                              Nine months           Three months           Nine months           Three months
                                                 ended                  ended                 ended                  ended
                                             Sept. 30, 1995        Sept. 30, 1995         Sept. 30, 1994        Sept. 30, 1994
                                             --------------        --------------         --------------        --------------
INTEREST INCOME                                $    15,849            $     4,854          $    11,235             $   4,758
                                               -----------            -----------          -----------             ---------

OPERATING EXPENSES:
      Interest expense                           1,742,569                580,856            1,758,379               586,126
      Management fees-general partner              557,730                185,910              557,730               185,910
      General and administrative                    76,914                 25,538               72,546                16,871
      Legal and accounting                          58,213                  2,000               49,192                    18
                                               -----------            -----------          -----------             ---------

          Total operating expenses               2,435,426                794,304            2,437,847               788,925
                                               -----------            -----------          -----------             ---------

LOSS FROM OPERATIONS                            (2,419,577)              (789,450)          (2,426,612)             (784,167)

DISTRIBUTIONS RECOGNIZED
      AS INCOME                                     23,497                -                    181,931                17,405

EQUITY IN LOSS OF LIMITED
      PARTNERSHIPS AND AMORTI-
      ZATION OF ACQUISITION
      COSTS                                       (675,000)              (225,000)            (426,000)             (142,000)
                                               -----------            -----------          -----------             ---------

NET LOSS                                       $(3,071,080)           $(1,014,450)         $(2,670,681)            $(908,762)
                                               ===========            ===========          ===========             =========

NET LOSS PER LIMITED
      PARTNERSHIP INTEREST                     $      (148)           $       (49)         $      (128)            $     (44)
                                               ===========            ===========          ===========             =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)


                                                                 General              Limited
                                                                 Partners             Partners                  Total
                                                                ---------           ------------             ------------
PARTNERSHIP INTERESTS
   September 30, 1995                                                                     20,802
                                                                                    ============

PARTNERS' DEFICIENCY,
   at January 1, 1995                                           $(593,446)          $(26,438,086)            $(27,031,532)

Net loss for the nine months
   ended September 30, 1995                                       (30,711)            (3,040,369)              (3,071,080)
                                                                ---------           ------------             ------------

PARTNERS' DEFICIENCY,
   at September 30, 1995                                        $(624,157)          $(29,478,455)            $(30,102,612)
                                                                =========           ============             ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOW

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                            1995                 1994
                                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $(3,071,080)         $(2,670,681)
            Adjustments to reconcile net loss to net
              cash used in operating activities:
                 Equity in loss of limited partnership                                       618,000              369,000
                 Amortization of acquisition costs                                            57,000               57,000
                 Increase in other assets                                                     (3,561)              (8,839)
                 Increase (decrease) in -
                        Accrued interest payable                                           1,388,795            1,341,308
                        Accrued fees due general partner                                     522,730              557,730
                        Accounts payable                                                      (5,400)              (4,125)
                                                                                         -----------          -----------

                           Net cash used in operating activities                            (493,516)            (358,607)
                                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Distributions from limited partnerships
                 recognized as a return of capital                                           635,201              734,431
            Advances to limited partnership                                                  (72,000)              -
                                                                                         -----------          -----------

                          Net cash provided by investing activities                          563,201              734,431
                                                                                         -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     69,685              375,824

CASH AND CASH EQUIVALENTS, beginning of period                                               498,954              609,263
                                                                                         -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $   568,639          $   985,087
                                                                                         ===========          ===========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 1995, and the results of operations for the three and nine months then ended and changes in cash flows for the nine months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account.

         NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 20,802 for the periods presented.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The following is a summary of the investment in limited partnerships as of September 30, 1995:

         Balance, beginning of period                               $19,757,594
         Cash distributions recognized as a return of capital          (635,201)
         Amortization of acquisition costs                              (57,000)
         Equity in loss of limited partnerships                        (618,000)
                                                                    -----------

         Balance, end of period                                     $18,447,393
                                                                    ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                              Nine months          Three months          Nine months          Three months
                                                 ended                 ended                ended                ended
                                            Sept. 30, 1995        Sept. 30, 1995        Sept. 30, 1994       Sept. 30, 1994
                                            --------------        --------------        --------------       --------------
               Revenues:
                    Rental and other          $19,881,000           $6,627,000           $19,683,000            $6,561,000
                                              -----------           ----------           -----------            ----------

               Expenses:
                    Depreciation                4,401,000            1,467,000             4,014,000             1,338,000
                    Interest                    2,904,000              968,000             3,225,000             1,075,000
                    Operating                  14,601,000            4,867,000            13,974,000             4,658,000
                                              -----------           ----------           -----------            ----------

                                               21,906,000            7,302,000            21,213,000             7,071,000
                                              -----------           ----------           -----------            ----------

                         Net loss             $(2,025,000)          $ (675,000)          $(1,530,000)           $ (510,000)
                                              ===========           ==========           ===========            ==========

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

         Unpaid interest, equal to $21,903,267 at September 30, 1995, is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $557,700 for the nine months ended September 30, 1995 and 1994.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $29,925 was paid and included in the Partnership's operating expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1996 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest, equal to $21,903,267 at September 30, 1995, is due at maturity of the notes.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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


                                   REAL ESTATE ASSOCIATES LIMITED VII
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.,
                                       General Partner


                                   Date:___________________________________



                                   By:______________________________________
                                      Bruce Nelson
                                      President



                                   Date: ___________________________________



                                   By:______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer