Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 1996-04-09
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-84816
                       REAL ESTATE ASSOCIATES LIMITED VII

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3290316

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No_______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.      BUSINESS

Real Estate Associates Limited VII ("REAL VII" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 24, 1983. On February 1, 1984, the Partnership offered 2,600 units consisting of 10,400 limited partnership interests and warrants to purchase a maximum of 5,200 additional limited partnership interests through a public offering managed by Lehman Brothers Inc.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum and an unrelated individual as limited partners and NAPICO as general partner. The business of the Partnership is conducted primarily by its general partners as the Partnership has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

The Partnership holds limited partnership interests in thirty-two local limited partnerships as of December 31, 1995. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in sixteen additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in forty-eight local limited partnerships. The other general partner of REA IV is NAPICO. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of the Partnership to vary its portfolio in response to changing economic, financial, and investment conditions. Such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages, and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which the Partnership has invested are principally existing local limited partnerships. The Partnership became the limited partner in these local limited partnerships pursuant to arm's-length negotiations with the local partnership's general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed local partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains the responsibility of maintaining, operating and managing the project. Under certain circumstances, the Partnership has the right to replace the general partner of the local limited partnerships.

Although each of the partnerships in which the Partnership has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1995, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                              Units Authorized
                                                                 For Rental
                                                              Assistance Under
                                                                Section 8 or
                                                                 Other Rent
                                            No. of               Supplement                   Units           Percentage of
Name & Location                              Units                 Program                   Occupied          Total Units
- ---------------                              -----            -----------------              --------         -------------
Anthracite Apts.                               121                  121/  0                     121                100%
  Pittston, PA

Aristocrat Manor                               113                  113/  0                      88                 78%
  Hot Springs, AR

Arkansas City Apts.                             16                    4/  7                      12                 75%
  Arkansas City, AR

Arrowsmith Apts.                                70                   70/  0                      70                100%
  Corpus Christi, TX

Ashland Manor                                  189                  189/  0                     187                 99%
  Toledo, OH

Bangor House                                   121                  121/  0                     121                100%
  Bangor, ME

Bellair Manor Apts.                             68                    7/  7                      68                100%
  Niles, OH

Birch Manor Apts. I                             60                   12/  0                      57                 95%
  Medina, OH

Birch Manor Apts II                             60                    6/  0                      59                 98%
  Medina, OH

Bluewater Apts.                                116                     None                     112                 97%
  Port Huron, MI

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                              Units Authorized
                                                                 For Rental
                                                              Assistance Under
                                                                Section 8 or
                                                                 Other Rent
                                              No. of             Supplement                   Units         Percentage of
Name & Location                               Units                Program                   Occupied        Total Units
- ---------------                               -----           -----------------              --------       -------------
Center City                                    176                  175/  0                     176             100%
  Hazelton, PA

Clarkwood Apts. I                               72                   24/  0                      71              99%
  Elyria, OH

Clarkwood Apts. II                             120                   39/  0                     117              98%
  Elyria, OH

Cleveland Apts. I                               50                   50/  0                      49              98%
  Hayti, MO

Cleveland Apts. II                              50                   50/  0                      50             100%
  Hayti, MO

Cleveland Apts. III                             21                   21/  0                      21             100%
  Hayti, MO

Danbury Park Manor                             151                   85/  0                     139              92%
  Superior Township, MI

Desoto Apts.                                    42                   42/  0                      42             100%
  Desoto, MO

Dexter Apts.                                    50                   50/  0                      47              94%
  Dexter, MO

Edgewood Terrace II                            258                  103/  0                     253              98%
  Washington, DC

Goodlette Arms Apts.                           250                     None                     249             100%
  Naples, FL

Hampshire House                                150                  150/  0                     149              99%
  Warren, OH

Henrico Arms                                   232                  232/  0                     232             100%
  Richmond, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                              Units Authorized
                                                                 For Rental
                                                              Assistance Under
                                                                Section 8 or
                                                                 Other Rent
                                              No. of             Supplement                   Units           Percentage of
Name & Location                               Units                Program                   Occupied          Total Units
- ---------------                               -----           -----------------              --------         -------------
Ivywood Apts.                                  124                   75/  0                     119                 96%
  Columbus, OH

Jasper County Prop.                             24                     None                      24                100%
  Heidelberg, MS

King Towers                                     68                   14/  0                      67                 99%
  Cincinnati, OH

Meherrin Landings                               42                     None                      35                 83%
  Emporia, VA

Nantucket Apts.                                 60                   59/  0                      59                 98%
  Alliance, OH

Newton Apts.                                    36                     None                      30                 83%
  Newton, MS

Oak Hill Apts.                                 120                   82/  0                     117                 98%
  Franklin, PA

Oakview Apts.                                   32                     None                      28                 88%
  Monticello, AR

Oakwood Park I Apts                             50                     None                      49                 98%
  Lorain, OH

Oakwood Park II Apts                            78                     None                      75                 96%
  Lorain, OH

Pachuta Apartments                              16                     None                      15                 94%
  Pachuta, MS

Parkway Towers Apt                             104                  103/  0                     104                100%
  E. Providence, RI

Pebbleshire Apts.                              120                   24/  0                     114                 95%
  Vernon Hills, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                               Units Authorized
                                                                  For Rental
                                                               Assistance Under
                                                                 Section 8 or
                                                                  Other Rent
                                             No. of               Supplement                 Units            Percentage of
Name & Location                              Units                  Program                 Occupied           Total Units
- ---------------                              -----             -----------------            --------          -------------
Pinebrook Apts.                                136                  109/  0                     128                 94%
  Lansing, MI

Rand Grove Village                             212                  212/  0                     186                 88%
  Palatine, IL

Richards Park Apts.                             60                   24/  0                      60                100%
  Elyria, OH

Ridgewood Towers                               140                  140/  0                     137                 98%
  Moline, IL

Shubuta Properties                              16                     None                      14                 88%
  Shubuta, MS

South Glen Apts.                               159                   27/  0                     158                 99%
  Trenton, MI

South Park Apts.                               138                  138/  0                     130                 94%
  Elyria, OH

Sunland Terrace                                 80                   80/  0                      80                100%
  Phoenix, AZ

Tradewinds East                                150                     None                     144                 96%
  Essexville, MI

Warren Heights Apts II                          88                   87/  0                      86                 98%
  Warren, OH

White Cliff Apts.                               72                   72/  0                      70                 97%
  Cincinnati, OH

Yorkview Estates                                50                   50/  0                      48                 96%
  Massillon, OH

                                             -----                ---------                   -----

  TOTAL                                      4,731                2,960/ 14                   4,567                 97%
                                             =====                =========                   =====

ITEM 2.      PROPERTIES

Through its participation in local limited and general partnerships, the Partnership holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.      LEGAL PROCEEDINGS

As of December 31, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits, In addition, the Partnership is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

John Mitchell v. Oakwood Apartments, NAPICO et al., Case No. 94CV112108, Court of Common Pleas, Lorain County, Ohio. On March 31, 1994, the Plaintiff filed a lawsuit alleging that on May 5, 1992, while returning to his apartment (Oakwood Apartments, Lorain, Ohio) he tripped and sustained mental and physical injuries. The Plaintiff voluntarily dismissed his action and a Notice of Voluntary Dismissal without prejudice was filed. The Plaintiff, however, refiled the action which remains pending.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers, Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 3,666 registered holders of units in the Partnership. No distributions have been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                                  Year Ended December 31,
                                     ----------------------------------------------------------------------------
                                         1995            1994            1993            1992            1991
                                     ------------    ------------    ------------    ------------    ------------
Loss From Partnership
   Operations                        $ (3,234,086)   $ (3,225,472)   $ (3,245,333)   $ (3,244,612)   $ (3,136,606)

Distributions From
   Limited Partnerships
   Recognized as Income                    19,632         249,371         190,767         124,966          96,384

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs                     (511,033)     (1,074,503)     (1,325,646)     (1,014,151)       (949,827)
                                     ------------    ------------    ------------    ------------    ------------
Net Loss                             $ (3,725,487)   $ (4,050,604)   $ (4,380,212)   $ (4,133,797)   $ (3,990,049)
                                     ============    ============    ============    ============    ============
Net Loss per Limited
   Partnership Interest              $       (179)   $       (193)   $       (211)   $       (197)   $       (190)
                                     ============    ============    ============    ============    ============


Total assets                         $ 19,183,742    $ 20,411,116    $ 22,203,347    $ 24,129,351    $ 25,662,180
                                     ============    ============    ============    ============    ============
Investments in Limited
   Partnerships                      $ 18,600,961    $ 19,757,594    $ 21,590,427    $ 23,573,755    $ 25,235,991
                                     ============    ============    ============    ============    ============
Notes Payable                        $ 24,869,501    $ 24,869,501    $ 24,869,501    $ 24,869,501    $ 24,869,501
                                     ============    ============    ============    ============    ============
Fees and Expenses Due to
   General Partner                   $  2,630,214    $  2,041,574    $  1,597,934    $  1,054,294    $    410,654
                                     ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

The Partnership received $39,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 7, 1984 to June 11, 1985, pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local partnerships in which the Partnership has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from sale by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the Partners to pay applicable taxes.

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

A recurring Partnership expense is the management fee. The fee is payable monthly to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership.

General and administrative expenses of the Partnership consist substantially of professional fees or services rendered to the Partnership.

Interest expense did not vary significantly in the years presented.

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


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 31 percent and 36 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in loss of these limited partnerships represents 21 percent, 14 percent and 28 percent of the total net loss of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                               1995            1994
                                                           ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)               $ 18,600,961    $ 19,757,594

CASH                                                            352,652         498,954

SHORT TERM INVESTMENTS (Note 1)                                 125,000         125,000

OTHER ASSETS                                                    105,129          29,568
                                                           ------------    ------------
          TOTAL ASSETS                                     $ 19,183,742    $ 20,411,116
                                                           ============    ============

                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                $ 24,869,501    $ 24,869,501
     Accrued interest payable (Note 3)                       22,427,527      20,514,472
     Accrued fees and expenses
        due general partner (Note 4)                          2,630,214       2,041,574
     Accounts payable and other liabilities                      13,519          17,101
                                                           ------------    ------------
                                                             49,940,761      47,442,648
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' (DEFICIENCY):
     General partners                                          (630,701)       (593,446)
     Limited partners                                       (30,126,318)    (26,438,086)
                                                           ------------    ------------
                                                            (30,757,019)    (27,031,532)
                                                           ------------    ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                 $ 19,183,742    $ 20,411,116
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                          1995             1994             1993
                                                      -----------     ------------      -----------
REVENUE:
     Interest income                                  $    20,741      $    16,409      $    16,947
                                                      -----------      -----------      -----------
OPERATING EXPENSES:
     Interest (Note 3)                                  2,323,426        2,326,128        2,344,505
     Management fees - general partner (Note 4)           743,640          743,640          743,640
     General and administrative (Note 4)                  106,227           98,197           98,219
     Legal and accounting                                  81,534           73,916           75,916
                                                      -----------      -----------      -----------
                                                        3,254,827        3,241,881        3,262,280
                                                      -----------      -----------      -----------
LOSS FROM OPERATIONS                                   (3,234,086)      (3,225,472)      (3,245,333)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    19,632          249,371          190,767

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                          (511,033)      (1,074,503)      (1,325,646)
                                                      -----------      -----------      -----------
NET LOSS                                              $(3,725,487)     $(4,050,604)     $(4,380,212)
                                                      ===========      ===========      ===========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                         $      (179)     $      (193)     $      (211)
                                                      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                General        Limited
                                                Partners       Partners              Total
                                              ----------     ------------        ------------
DEFICIENCY, December 31, 1992                 $(509,138)     $(18,091,578)       $(18,600,716)

   Net loss for 1993                            (43,802)       (4,336,410)         (4,380,212)
                                              ---------      ------------        ------------
DEFICIENCY, December 31, 1993                  (552,940)      (22,427,988)        (22,980,928)

   Net loss, 1994                               (40,506)       (4,010,098)         (4,050,604)
                                              ---------      ------------        ------------
DEFICIENCY, December 31, 1994                  (593,446)      (26,438,086)        (27,031,532)

   Net loss, 1995                               (37,255)       (3,688,232)         (3,725,487)
                                              ---------      ------------        ------------
DEFICIENCY, December 31, 1995                 $(630,701)     $(30,126,318)       $(30,757,019)
                                              =========      ============        ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                 1995              1994            1993
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(3,725,487)     $(4,050,604)     $(4,380,212)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                               511,033        1,074,503        1,325,646
         Decrease (increase) in other assets                     (75,561)         (25,911)             249
          Increase in accrued interest payable                 1,913,055        1,803,220        1,929,282
          Increase in accrued fees and expenses
             due general partner                                 588,640          443,640          543,640
          Increase (decrease) in accounts payable
            and other liabilities                                 (3,582)          11,513          (18,714)
                                                             -----------      -----------      -----------
                Net cash used in operating activities           (791,902)        (743,639)        (600,109)
                                                             -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                     649,950          869,113          666,372
   Capital contributions to limited partnerships                  (4,350)        (110,783)          (8,690)
                                                             -----------      -----------      -----------
               Net cash provided by investing activities         645,600          758,330          657,682
                                                             -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                                 (146,302)          14,691           57,573

CASH, beginning of year                                          498,954          484,263          426,690
                                                             -----------      -----------      -----------
CASH, end of year                                            $   352,652      $   498,954      $   484,263
                                                             ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during the year for interest                    $   410,370      $   522,908      $   415,223
                                                             ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       Real Estate Associates Limited VII (the "Partnership") was formed under the California Limited Partnership Act on May 24, 1983. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investments Associates, a limited partnership and National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The general partner of NAPIA II is NAPICO.

       The Partnership issued 5,200 units of limited partnership interests through a public offering. Each unit was comprised of two limited partnership interests and two warrants granting the investor the right to purchase two additional limited partnership interests. An additional 10,400 interests associated with warrants were exercised. The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

       The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2033) from the date of the formation of the Partnership or the occurrence of various other events as specified in the Partnership agreement.

       Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

       USES OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       PRINCIPLES OF CONSOLIDATION

       These financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV ("REA IV"), a California general partnership in which the Partnership holds a 99 percent general partner interest. Losses in excess of the minority interest is equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       METHOD OF ACCOUNTING FOR INVESTMENTS IN LIMITED PARTNERSHIPS

       The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 20,802 for all years presented.

       SHORT TERM INVESTMENTS

       Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 32 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV, NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 16 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 48 partnerships all of which own residential low income rental projects consisting of 4,731 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 93 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain unconsolidated limited partnerships was approximately $6,359,000 and $5,063,000 as of December 31, 1995 and 1994, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



2.     INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                       1995                  1994
                                                                   -----------           -----------
       Investment balance, beginning of year                       $19,757,594           $21,590,427
       Cash distributions recognized as
         a return of capital                                          (649,950)             (869,113)
       Equity in loss of limited partnerships                         (309,810)             (687,952)
       Amortization of additional basis and
         capitalized acquisition costs and fees                       (201,223)             (386,551)
       Capital contributions to limited partnerships                     4,350               110,783
                                                                   -----------           -----------

       Investment balance, end of year                             $18,600,961           $19,757,594
                                                                   ===========           ===========

       The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1994, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                                                 Balance Sheets
                                                                 --------------

                                                                               1995             1994
                                                                             --------         --------
                                                                                  (in thousands)

      Land and buildings, net                                                $ 83,427         $ 89,204
                                                                             ========         ========

      Total assets                                                           $ 99,949         $103,240
                                                                             ========         ========

      Mortgages loan payable                                                 $ 77,936         $ 79,494
                                                                             ========         ========

      Total liabilities                                                      $ 95,863         $ 96,859
                                                                             ========         ========

      Equity of Real Estate Associates Limited VII                          $   4,793         $  7,042
                                                                            =========         ========

      Deficiency of other partners                                          $    (707)        $   (661)
                                                                            =========         ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



2.     INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                             1995              1994             1993
                                                           --------          --------         --------
                                                                     (in thousands)

       Total revenue                                        $27,145           $26,507          $26,244
                                                            =======           =======          =======

       Interest expense                                     $ 3,503           $ 3,871          $ 4,298
                                                            =======           =======          =======

       Depreciation                                         $ 6,596           $ 5,867          $ 5,352
                                                            =======           =======          =======

       Total expenses                                       $28,768           $29,209          $28,282
                                                            =======           =======          =======

       Net loss                                             $(1,623)          $(2,702)         $(2,038)
                                                            =======           =======          =======

       Net loss allocable to the Partnership                $(1,606)          $(1,835)         $(1,593)
                                                            =======           =======          =======

       Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       An affiliate of NAPICO is the general partner in 26 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $116,175, $107,237 and $107,173 in 1995, 1994 and 1993
       respectively. The following sets forth the significant data for these partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                               1995            1994             1993
                                                             --------        --------         --------
                                                                          (in thousands)

       Total assets                                           $42,346         $44,526
                                                              =======         =======

       Total liabilities                                      $50,676         $50,822
                                                              =======         =======

       Deficiency of Real Estate Associates Limited VII       $(8,047)        $(6,026)
                                                              =======         =======

       Deficiency of other partners                           $  (283)        $  (270)
                                                              =======         =======

       Total revenue                                          $12,311         $11,934          $10,120
                                                              =======         =======          =======

       Net loss                                               $(1,262)        $(1,934)         $(1,664)
                                                              =======         =======          =======

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $24,869,501, bearing interest at 9 1/2 percent, to the sellers of the partnership interests. The notes have principal maturity dates ranging from August 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       Maturity dates on the notes payable are as follows:


        Years Ending December 31,
        -------------------------
                  1996                                                  $     -
                  1997                                                        -
                  1998                                                        -
                  1999                                                   17,809,919
                  2000                                                        -
                  Thereafter                                              7,059,582
                                                                        -----------

                                                                        $24,869,501
                                                                        ===========

4.    FEES AND EXPENSES DUE GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

      As of December 31, 1995, the fees and expenses due the general partner exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $39,900, $38,450 and $39,725 in 1995, 1994
      and 1993, respectively, and is included in operating expenses.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



5.     CONTINGENCIES

       The corporate general partner of the Partnership and the Partnership are involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

6.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest and amounts due general partner. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $164,000 between the estimated nine-month equity in loss and the actual 1995 year end equity in loss has been recorded in the fourth quarter.

                                                                       SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                          Year Ended December 31, 1995
                                 ---------------------------------------------------------------------------
                                                                    Cash          Equity
                                     Balance                       Distri-          in           Balance
                                     January        Capital        butions        Income         December
Limited Partnerships                 1, 1995     Contributions    Received        (Loss)         31, 1995
- --------------------             ------------    -------------   ----------    -------------    ------------
Anthracite Apts.                 $  1,037,867    $               $  (25,948)   $      45,114    $  1,057,033
Aristocrat Manor                      660,098                                       (113,078)        547,020
Arkansas City Apts.
Arrowsmith Apts.                      469,332                       (14,850)         (71,663)        382,819
Ashland Manor
Bangor House                        1,609,060                      (101,136)         105,152       1,613,076
Bellair Manor Apts.                   305,068                        (4,882)         (17,714)        282,472
Birch Manor I                                             581          (581)
Birch Manor II                                          3,244        (3,244)
Bluewater Apts.                     1,797,663                       (27,003)          25,340       1,796,000
Center CIty Apts.                   2,033,873                       (36,470)         192,689       2,190,092
Clarkwood Apts. I                                       1,061        (1,061)
Clarkwood Apts. II
Cleveland I                           133,418                       (33,240)           7,960         108,138
Cleveland II                          166,434                       (18,230)         (11,946)        136,258
Cleveland III                          30,597                        (1,734)          (3,922)         24,941
Danbury Park Manor
Desoto Apts.                          178,452                       (18,253)         (20,011)        140,188
Dexter Apts.                          149,359                        (5,623)         (31,614)        112,122
Edgewood Terrace II                   934,508                       (30,738)        (135,205)        768,565
Goodlette Arms Apts.                2,543,290                        (1,485)         (21,709)      2,520,096
Hampshire House Apts.
Henrico Arms                                                         (9,865)           9,865
Ivywood Apts.                         411,136                        (4,015)         (47,488)        359,633
Jasper County
King Towers                           337,383                                        (40,680)        296,703
Meherrin Landings
Nantucket Apts.                       274,141                                        (18,516)        255,625
Newton Apts.
Oak Hill I                            241,932                                        (52,786)        189,146
Oakview Apts.
Oakwood Park I                                          1,640        (1,640)
Oakwood Park II                                           864          (864)
Pachuta Apts.
Parkway Towers                      1,558,737                       (15,590)         164,843       1,707,990
Pebbleshire Apts.                                       9,840        (9,840)
Pinebrook Apts.                       679,155                                         49,671         728,826
Rand Grove Village                    822,741                       (24,284)        (279,606)        518,851
Richards Park Apts.                                     1,022        (1,022)
Ridgewood Towers                      721,120                      (224,604)         120,236         616,752
Shubuta Properties
South Glen Apts.                      323,984         (15,000)      (23,763)        (275,916)          9,305
South Park Apts.                                        1,098        (1,098)
Sunland Terrace
Tradewinds East Apts.               1,634,847                                        (24,471)      1,610,376
Warren Heights Apts. II               308,241                        (3,915)         (20,250)        284,076
White Cliffs Apts.                    246,471                        (1,031)         (35,051)        210,389
Yorkview Estates                      148,687                        (3,941)         (10,277)        134,469
                                 ------------    -------------   ----------    -------------    ------------
                                 $ 19,757,594    $      4,350    $ (649,950)   $    (511,033)   $ 18,600,961
                                 ============    ============    ==========    =============    ============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               Year Ended December 31, 1994
                      -------------------------------------------------------------------------
                                                                    Cash                Equity
                        Balance                                    Distri-                in           Balance
                        January               Capital              butions              Income        December
Limited Partnerships    1, 1994           Contributions           Received              (Loss)        31, 1994
- --------------------    -------           -------------           --------              ------        --------
Anthracite Apts.      $ 1,082,364          $                       $(25,948)         $  (18,549)   $ 1,037,867
Aristocrat Manor          711,571                                                       (51,473)       660,098
Arkansas City Apts.
Arrowsmith Apts.          499,723                                       -               (30,391)       469,332
Ashland Manor                                   15,276              (15,276)
Bangor House            1,552,706                                   (33,006)             89,360      1,609,060
Bellair Manor Apts.       335,256                                    (9,693)            (20,495)       305,068
Birch Manor I                                   10,154              (10,154)
Birch Manor II                                   3,288               (3,288)
Bluewater Apts.         1,764,963                                   (13,502)             46,202      1,797,663
Center City Apts.       1,965,002                                   (36,470)            105,341      2,033,873
Clarkwood Apts. I                                6,543               (6,543)
Clarkwood Apts. II                               7,613               (7,613)
Cleveland I               198,885                                   (77,743)             12,276        133,418
Cleveland II              188,636                                   (26,191)              3,989        166,434
Cleveland III              45,999                                    (8,437)             (6,965)        30,597
Danbury Park Manor
Desoto Apts.              209,309                                   (27,077)             (3,780)       178,452
Dexter Apts.              212,500                                   (17,987)            (45,154)       149,359
Edgewood Terrace II     1,138,047                                   (32,298)           (171,241)       934,508
Goodlette Arms Apts.    2,603,418                                    (1,485)            (58,643)     2,543,290
Hampshire House Apts.
Henrico Arms              214,044                                   (22,021)           (192,023)          -
Ivywood Apts.             491,855                                   (17,327)            (63,392)       411,136
Jasper County
King Towers               409,865                                    (4,871)            (67,611)       337,383

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             Year Ended December 31, 1994
                       ------------------------------------------------------------------------
                                                                    Cash                Equity
                        Balance                                    Distri-                in          Balance
                        January              Capital               butions              Income       December
Limited Partnerships    1, 1994           Contributions           Received              (Loss)       31, 1994
- --------------------    -------           -------------           --------              ------       --------
Meherrin Landings      $                     $                   $                  $              $
Nantucket Apts.           299,135                                   (10,403)            (14,591)       274,141
Newton Apts.
Oak Hill I                358,228                                   (10,426)           (105,870)       241,932
Oakview Apts.
Oakwood Park I                                   8,137               (8,137)
Oakwood Park II                                  7,239               (7,239)
Pachuta Apts.
Parkway Towers          1,523,261                                   (16,131)             51,607      1,558,737
Pebbleshire Apts.                               25,838              (25,838)
Pinebrook Apts.           983,052                                                      (303,897)       679,155
Rand Grove Village        955,840                                   (24,284)           (108,815)       822,741
Richards Park Apts.                              7,576               (7,576)
Ridgewood Towers          880,227                                  (267,282)            108,175        721,120
Shubuta Properties
South Glen Apts.          454,860                                   (23,763)           (107,113)       323,984
South Park Apts.                                19,119              (19,119)
Sunland Terrace
Tradewinds East Apts.   1,681,237                                   (19,388)            (27,002)     1,634,847
Warren Heights Apts. II   350,469                                    (9,929)            (32,299)       308,241
White Cliffs Apts.        298,180                                    (4,993)            (46,716)       246,471
Yorkview Estates          181,795                                   (17,675)            (15,433)       148,687
                      -----------            ---------           ----------         -----------    -----------
                      $21,590,427            $ 110,783           $ (869,113)        $(1,074,503)   $19,757,594
                      ===========            =========           ==========         ===========    ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                Year Ended December 31, 1993
                       ------------------------------------------------------------------------
                                                                    Cash                Equity
                        Balance                                    Distri-                in           Balance
                        January             Capital                butions              Income        December
Limited Partnerships    1, 1993           Contributions           Received              (Loss)        31, 1993
- --------------------    -------           -------------           --------              ------        --------
Anthracite Apts.     $ 1,092,595           $                       $(25,948)         $   15,717     $ 1,082,364
Aristocrat Manor       1,363,726                                                       (652,155)        711,571
Arkansas City Apts.
Arrowsmith Apts.         590,907                                    (32,237)            (58,947)        499,723
Ashland Manor
Bangor House           1,485,216                                    (55,000)            122,490       1,552,706
Bellair Manor Apts.      356,961                                                        (21,705)        335,256
Birch Manor I                                      190                 (190)
Birch Manor II                                   3,288               (3,288)
Bluewater Apts.        1,708,765                                    (13,502)             69,700       1,764,963
Center City Apts.      1,879,365                                    (36,470)            122,107       1,965,002
Clarkwood Apts. I                                2,622               (2,622)
Clarkwood Apts. II
Cleveland I              175,936                                    (23,563)             46,512         198,885
Cleveland II             161,353                                    (25,461)             52,744         188,636
Cleveland III             61,186                                     (8,029)             (7,158)         45,999
Danbury Park Manor
Desoto Apts.             147,741                                    (30,359)             91,927         209,309
Dexter Apts.             203,745                                    (17,115)             25,870         212,500
Edgewood Terrace II    1,398,550                                    (49,249)           (211,254)      1,138,047
Goodlette Arms Apts.   2,804,128                                     (1,485)           (199,225)      2,603,418
Hampshire House Apts.
Henrico Arms             410,501                                    (39,200)           (157,257)        214,044
Ivywood Apts.            556,425                                     (7,289)            (57,281)        491,855
Jasper County
King Towers              455,083                                     (2,826)            (42,392)        409,865

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                           Year Ended December 31, 1993
                           -------------------------------------------------------------------
                                                                  Cash in              Equity
                            Balance                                Distri-             Balance
                            January            Capital            butions               Income        December
Limited Partnerships        1, 1993         Contributions         Received              (Loss)        31, 1993
- --------------------        -------         -------------         --------              ------        --------
Meherrin Landings        $                     $                  $                 $               $
Nantucket Apts.              336,016                                 (4,330)            (32,551)        299,135
Newton Apts.
Oak Hill I                   459,303                                (13,633)            (87,442)        358,228
Oakview Apts.
Oakwood Park I                                   1,068               (1,068)
Oakwood Park II                                  1,522               (1,522)
Pachuta Apts.
Parkway Towers             1,449,840                                (16,109)             89,530       1,523,261
Pebbleshire Apts.
Pinebrook Apts.            1,208,077                                                   (225,025)        983,052
Rand Grove Village         1,019,653                                (24,284)            (39,529)        955,840
Richards Park Apts.
Ridgewood Towers             992,318                               (170,158)             58,067         880,227
Shubuta Properties
South Glen Apts.             560,623                                (23,763)            (82,000)        454,860
South Park Apts.
Sunland Terrace
Tradewinds East Apts.      1,724,884                                (19,388)            (24,259)      1,681,237
Warren Heights Apts. II      432,926                                (10,806)            (71,651)        350,469
White Cliffs Apts.           340,638                                 (7,478)            (34,980)        298,180
Yorkview Estates             197,294                                    -               (15,499)        181,795
                         -----------           -------            ---------         -----------     -----------
                         $23,573,755           $ 8,690            $(666,372)        $(1,325,646)    $21,590,427
                         ===========           =======            =========         ===========     ===========

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VII
       INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.      Equity in income (losses) of the limited partnerships
                 represents the Partnership's allocable share of the net results of operations from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

         2. Cash distributions from the limited partnerships will be treated as a return of the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                   SCHEDULE III


                      REAL ESTATE ASSOCIATES LIMITED VII
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1995


                                                                          Buildings, Furnishings
                                   Number     Outstanding                     & Equipment
                                     of         Mortgage                    Amount Carried                       Accumulated
Partnership/Location                Units         Loan          Land       at close of period      Total        Depreciation
- ----------------------------------------------------------------------------------------------------------------------------
Anthracite Apartments                121       $3,523,673     $120,375           $4,193,703     $4,314,078       $1,501,762
    Pittston, PA
Aristocrat Manor                     113        1,807,809      265,158            3,004,365      3,269,523        1,081,283
    Hot Springs, AR
Arkansas City Apartments              16          501,255       22,416              504,920        527,336          132,724
    Arkansas City, AR
Bangor House                         121        3,939,302      125,277            6,325,601      6,450,878        2,110,801
    Bangor, ME
Bluewater Apartments                 116        1,828,069      130,163            3,715,886      3,846,049        1,501,785
    Port Huron, MI
Center City Apartments               176        5,015,387      157,315            6,116,391      6,273,706        2,195,512
    Hazelton, PA
Cleveland Apartments I                50          832,245       60,000            1,397,376      1,457,376          688,358
    Hayti, MO
Cleveland Apartments II               50          821,424       50,000            1,427,920      1,477,920          681,039
    Hayti, MO
Cleveland Apartments III              21          365,044       25,000              604,465        629,465          301,598
    Hayti, MO
Danbury Park Manor                   151        1,996,177      183,752            4,239,666      4,423,418        1,602,120
    Superior Township, MI
Desoto Apartments                     42          689,537       50,000            1,223,646      1,273,646          570,232
    Desoto, MO
Dexter Apartments                     50          830,131       50,000            1,522,911      1,572,911          728,369
    Dexter, MO
Goodlette Arms Apartments            250        3,181,463      500,000            6,930,905      7,430,905        2,737,335
  Naples, FL
Henrico Arms                         232        3,027,678      206,980            3,752,662      3,959,642        3,341,423
    Richmond, VA
Jasper County Prop.                   24          666,274       33,000              756,218        789,218          622,175
    Heidelberg, MS
Meherrin Landings                     42        1,256,766      105,000            1,281,083      1,386,083          712,852
    Emporia, VA
Newton Apartments                     36          959,959       55,017            1,051,674      1,106,691          891,707
    Newton, MS
Oakview Apartments                    32        1,115,413       75,000            1,153,487      1,228,487          287,691
    Monticello, AR
Pachuta Apartments                    16          446,965       20,680              484,754        505,434          404,743
    Pachuta, MS
Parkway Towers Apartments            104        1,608,380      271,419            4,077,524      4,348,943        3,015,182
    East Providence, RI
Rand Grove Village                   212        2,919,561      491,000            6,026,792      6,517,792        3,535,987
    Palatine, IL
Shubuta Properties                    16          448,513       23,179              521,086        544,265          411,648
    Shubuta, MS
South Glen Apartments                159        2,918,396      298,089            4,779,323      5,077,412        3,086,260
    Trenton, MI
Sunland Terrace                       80        2,352,979       55,500            2,980,337      3,035,837        1,400,740
    Phoenix, AZ
Tradewinds East Apartments           150        2,406,763      117,692            5,056,058      5,173,750        2,013,480
    Essexville, MI
Arrowsmith Apartments                 70        1,307,427      252,480            2,312,151      2,564,631        1,006,076
    Corpus Christi, TX
Ashland Manor                        189        2,370,726       91,530            4,484,942      4,576,472        2,028,597
    Toledo, OH
Bellair Manor Apartments              68          952,767      152,995            1,597,944      1,750,939          643,997
    Niles, OH
Birch Manor Apartments I              60          637,785       60,889            1,373,175      1,434,064          557,357
    Medina, OH
Birch Manor Apartments II             60          799,162       50,284            1,432,405      1,482,689          577,459
    Medina, OH

                      REAL ESTATE ASSOCIATES LIMITED VII
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1995


                                                                       Buildings, Furnishings
                                   Number     Outstanding                     & Equipment
                                     of         Mortgage                     Amount Carried                      Accumulated
Partnership/Location                Units         Loan           Land      at close of period     Total         Depreciation
- ----------------------------------------------------------------------------------------------------------------------------
Clarkwood Apartments I                72          702,065       68,841            1,592,455      1,661,296          647,644
    Elyria, OH
Clarkwood Apartments II              120        1,273,595       92,510            2,730,574      2,823,084        1,109,744
    Elyria, OH
Hampshire House Apartments           150        3,036,226      101,163            4,062,821      4,163,984        1,629,844
    Warren, OH
Ivywood Apartments                   124        1,760,518      200,184            3,020,686      3,220,870        1,215,285
    Columbus, OH
King Towers                           68          807,585       97,919            1,532,422      1,630,341          614,766
    Cincinnati, OH
Nantucket Apartments                  60          677,006       34,676            1,344,874      1,379,550          543,811
    Alliance, OH
Oak Hill Apartments                  120        1,960,346       75,834            3,173,971      3,249,805        1,272,189
    Franklin, PA
Oakwood Park I Apartments             50          278,893       63,123              889,197        952,320          363,985
    Lorain, OH
Oakwood Park II Apartments            78          497,934      102,202            1,437,489      1,539,691          587,109
    Lorain, OH
Richards Park Apartments              60          773,786       52,416            1,448,588      1,501,004          583,039
    Elyria, OH
South Park Apartments                138        1,119,536      135,579            2,852,592      2,988,171        1,157,314
    Elyria, OH
Warren Heights Apartments II          88        1,252,484       21,803            2,268,950      2,290,753          910,468
    Warren, OH
White Cliff Apartments                72        1,189,568       62,911            1,966,523      2,029,434          787,137
    Cincinnati, OH
Yorkview Estates                      50          696,089       22,049            1,240,379      1,262,428          498,604
    Massillon, OH
Edgewood Terrace II                  258        4,107,312      525,000            9,636,726     10,161,726        5,670,749
    Washington, DC
Pebbleshire Apartments               120        2,008,898      359,943            4,311,798      4,671,741        1,662,391
    Vernon Hills, IL
Pinebrook Apartments                 136        1,594,847      265,172            3,465,357      3,730,529        1,386,834
    Lansing, MI
Ridgewood Towers                     140        2,671,992       88,658            6,358,401      6,447,059        3,573,387
    Moline, IL
Additional basis of real
     estate due to capital
     contribution to investee
     limited partnership                                       332,570            8,022,823      8,355,393        4,477,537
                                   -----      -----------   ----------         ------------   ------------      -----------
  TOTAL                            4,731      $77,935,710   $6,802,743         $145,685,996   $152,488,739      $69,062,129
                                   =====      ===========   ==========         ============   ============      ===========

                                                                    SCHEDULE III
                                                                     (Continued)



                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.      Each local limited partnership has developed, owns and
                 operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are from 25 to 40 years.

         3.      Investments in property and equipment:

                                                                      Buildings,
                                                                     Furnishings,
                                                                         And
                                                     Land             Equipment              Total
                                                     ----             ----------             -----
Balance, December 31, 1992                        $6,735,343         $143,257,008         $149,992,351

Net additions - 1993                                    -                 596,553              596,553
                                                  ----------         ------------         ------------

Balance, December 31, 1993                         6,735,343          143,853,561          150,588,904

Net additions - 1994                                  36,000            1,077,123            1,113,123
                                                  ----------         ------------         ------------

Balance, December 31, 1994                         6,771,343          144,930,684          151,702,027

Net additions - 1995                                  31,400              755,312              786,712
                                                  ----------         ------------         ------------

Balance, December 31, 1995                        $6,802,743         $145,685,996         $152,488,739
                                                  ==========         ============         ============

                                                                    SCHEDULE III
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


                                                                                     Buildings,
                                                                                    Furnishings
                                                                                       And
                                                                                     Equipment
                                                                                  --------------
ACCUMULATED DEPRECIATION:
- ------------------------
Balance, January 1, 1993                                                            $51,460,199

Net additions, 1993                                                                   5,306,968
                                                                                    -----------

Balance, December 31, 1993                                                           56,767,167

Net additions, 1994                                                                   5,731,210
                                                                                    -----------

Balance, December 31, 1994                                                           62,498,377

Net additions, 1995                                                                   6,563,752
                                                                                   ------------

Balance, December 31, 1995                                                          $69,062,129
                                                                                    ===========

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

REAL ESTATE ASSOCIATES LIMITED VII (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, for approximately one year, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.     MANAGEMENT REMUNERATION AND TRANSACTIONS

Real Estate Associates Limited VII has no officers, directors or employees. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .5 percent of the invested assets, including the Partnership's allocable share of the mortgages related to the real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the local partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         The General Partners own all of the outstanding general partnership interests of REAL VII; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b) With the exception of the initial limited partner, Bruce Nelson, who is an officer of the Corporate General Partner, none of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the accompanying notes to the financial statements.

ITEM 14.     FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM
             8-K

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Deficiency for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 1995, 1994 and
1993.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-84816 which is incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 and the forty-eight contracts representing the partnership investment in local limited partnership's as previously filed at the Securities Exchange Commission, File #2-84816 which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages ____ to ____.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.