Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 1996-05-17
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                                 Yes  X     No
                                     ---       ---

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

           Balance Sheets, March 31, 1996 and December 31, 1995 ......       1

           Statements of Operations,
                  Three Months Ended March 31, 1996 and 1995 .........       2

           Statement of Partners' Deficiency,
                  Three Months Ended March 31, 1996 ..................       3

           Statements of Cash Flows,
                  Three Months Ended March 31, 1996 and 1995 .........       4

           Notes to Financial Statements .............................       5

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation .................       9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................      10

   Item 6.  Exhibits and Reports on Form 8-K..........................      10

   Signatures.........................................................      11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                             MARCH 31, 1996 AND 1995

                                     ASSETS

                                                                        1996           1995
                                                                     (UNAUDITED)     (AUDITED)
                                                                    ------------   ------------
INVESTMENTS IN LIMITED PARTNERSHIPS                                 $ 18,140,286   $ 18,600,961

CASH                                                                     432,185        352,652

SHORT TERM INVESTMENTS                                                   125,000        125,000

OTHER ASSETS                                                             105,129        105,129
                                                                    ------------   ------------

          TOTAL ASSETS                                              $ 18,802,600   $ 19,183,742
                                                                    ============   ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     NOTES PAYABLE                                                  $ 24,869,501   $ 24,869,501

     ACCRUED INTEREST PAYABLE                                         22,769,138     22,427,527

     ACCRUED FEES DUE GENERAL PARTNER                                  2,756,124      2,630,214

     ACCOUNT PAYABLE AND OTHER LIABILITIES                                38,886         13,519
                                                                    ------------   ------------

                                                                      50,433,649     49,940,761
                                                                    ------------   ------------
PARTNERS' (DEFICIENCY):
     General partners                                                   (639,441)      (630,701)
     Limited partners                                                (30,991,608)   (30,126,318)
                                                                    ------------   ------------

                                                                     (31,631,049)   (30,757,019)
                                                                    ------------   ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                          $ 18,802,600   $ 19,183,742
                                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)


                                                        1996            1995
                                                     ---------      -----------
INTEREST INCOME                                      $   4,597      $     5,090
                                                     ---------      -----------
OPERATING EXPENSES:
     Interest expense                                  580,856          586,126
     Management fees - general partner                 185,910          185,910
     General and administrative                         21,086           22,409
     Legal and accounting                               57,775           48,840
                                                     ---------      -----------

                                                       845,627          843,285
                                                     ---------      -----------

LOSS FROM OPERATIONS                                  (841,030)        (838,195)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                             (33,000)        (225,000)
                                                     ---------      -----------

NET LOSS                                             $(874,030)     $(1,063,195)
                                                     =========      ===========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $     (42)     $       (51)
                                                     =========      ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)


                                    GENERAL           LIMITED
                                    PARTNERS          PARTNERS            TOTAL
                                   ----------       ------------       ------------

PARTNERSHIP INTERESTS
       March 31, 1996                                     20,802
                                                    ============
PARTNERS' DEFICIENCY
       at January 1, 1996          $(630,701)       $(30,126,318)      $(30,757,019)

Net loss for the three months
       ended March 31, 1996           (8,740)           (865,290)          (874,030)
                                   ---------        ------------       ------------

PARTNERS' DEFICIENCY,
       March 31, 1996              $(639,441)       $(30,991,608)      $(31,631,049)
                                   =========        ============       ============

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                 1996        1995
                                                              ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(874,030)  $(1,063,195)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                               33,000       225,000
          Increase in other assets                                 --          (3,561)
          Increase in accrued interest payable                  341,611       367,795
          Increase in accrued fees and expenses
             due general partner                                125,910       175,910
          Increase in accounts payable and other liabilities     25,367        14,844
                                                              ---------   -----------

                Net cash used in operating activities          (348,142)     (283,207)
                                                              ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                    427,675       374,229
   Advances to limited partnership                                 --         (72,000)
                                                              ---------   -----------

               Net cash provided by investing activities        427,675       302,229
                                                              ---------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        79,533        19,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  352,652       498,954
                                                              ---------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 432,185   $   517,976
                                                              =========   ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

    The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1995 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 1996, and the results of operations for the three months then ended and changes in cash flows for the three months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    The following is a summary of the investment in limited partnerships as of March 31, 1996:

    Balance, beginning of period                            $18,600,961
    Cash distributions recognized as a return of capital       (427,675)
    Amortization of acquisition costs                           (76,000)
    Equity in loss of limited partnerships                       43,000
                                                            -----------

    Balance, end of period                                  $18,140,286
                                                            ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

    The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                       Three months          Three months
                                          ended                  ended
                                      March 31, 1996        March 31, 1995
                                      --------------        --------------
    Revenues:
         Rental and other               $6,786,000            $6,627,000
                                        ----------            ----------
    Expenses:
         Depreciation                    1,349,000             1,467,000
         Interest                          876,000               968,000
         Operating                       4,967,000             4,867,000
                                        ----------            ----------

                                         7,192,000             7,302,000
                                        ----------            ----------

              Net loss                  $ (406,000)           $ (675,000)
                                        ==========            ==========

    NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - NOTES PAYABLE

    Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $24,869,501, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes.

    Unpaid interest, was $22,769,138 at March 31, 1996, and is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

    Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $186,000 for the three months ended March 31, 1996 and 1995.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

    The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,975 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

    The corporate general partner of the Partnership and the Partnership are plaintiffs in various lawsuits and have also been named defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 1996

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL
VII:

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

                                 MARCH 31, 1996

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

                           REAL ESTATE ASSOCIATES LIMITED VII
                           (a California limited partnership)


                           By: National Partnership Investments Corp., General Partner

                           Date:  ________________________________________



                           By:    ________________________________________
                                   Bruce Nelson
                                   President


                           Date:  ________________________________________


                           By:    ________________________________________
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer