Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 1996-08-19
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1996 and 1995    .  2

              Statement of Partners' Deficiency,
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

              Statements of Cash Flows,
                     Six Months Ended June 30, 1996 and 1995    . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation   . . . . . . . . .  9


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . 10

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 10

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                             JUNE 30, 1996 AND 1995


                                     ASSETS

                                                                    1996           1995
                                                                 (Unaudited)     (Audited)
                                                                ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                    $ 18,084,041    $ 18,600,961

CASH (Note 1)                                                        317,335         352,652

SHORT TERM INVESTMENTS (Note 1)                                      125,000         125,000

OTHER ASSETS                                                         105,129         105,129
                                                                 ------------    ------------

          TOTAL ASSETS                                          $ 18,631,505    $ 19,183,742
                                                                 ============    ============


                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     NOTES PAYABLE (Note 3)                                     $ 24,869,501    $ 24,869,501

     ACCRUED INTEREST PAYABLE (Note 3)                            23,250,195      22,427,527

     ACCRUED FEES DUE GENERAL PARTNER (Note 4)                     2,907,034       2,630,214

     ACCOUNT PAYABLE AND OTHER LIABILITIES                             2,741          13,519
                                                                 ------------    ------------

                                                                  51,029,471      49,940,761
                                                                 ------------    ------------

PARTNERS' DEFICIENCY:
     General partners                                               (647,110)       (630,701)
     Limited partners                                            (31,750,856)    (30,126,318)
                                                                 ------------    ------------

                                                                 (32,397,966)    (30,757,019)
                                                                 ------------    ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                      $ 18,631,505    $ 19,183,742
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                            Six months     Three months       Six months     Three months
                                               ended           ended            ended           ended
                                           June 30, 1996   June 30, 1996    June 30, 1995    June 30, 199
                                           -------------   -------------    -------------    ------------
INTEREST INCOME                          $       9,313    $       4,715    $      10,996    $       5,906
                                           ------------     ------------     ------------     ------------

OPERATING EXPENSES:
     Interest expense                        1,161,714          580,856        1,161,713          575,587
     Management fees - general partner         371,820          185,910          371,820          185,910
     General and administrative                 45,056           23,970           51,375           28,966
     Legal and accounting                       63,185            5,410           56,215            7,375
                                           ------------     ------------     ------------     ------------

                                             1,641,775          796,146        1,641,123          797,838
                                           ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                        (1,632,462)        (791,431)      (1,630,127)        (791,932)

DISTRIBUTIONS
     RECOGNIZED AS INCOME                       57,515           57,515           23,497           23,497

EQUITY IN LOSS OF
     LIMITED PARTNERSHIPS
      AND AMORTIZATION
      OF ACQUISITION COSTS                     (66,000)         (33,000)        (450,000)        (225,000)
                                           ------------     ------------     ------------     ------------

NET LOSS                                 $  (1,640,947)   $    (766,916)   $  (2,056,630)   $    (993,435)
                                           ============     ============     ============     ============

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                   $         (79)   $         (37)   $         (99)   $         (48)
                                           ============     ============     ============     ============





The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                          General           Limited
                                          Partners          Partners            Total
                                        ------------      ------------       ------------
PARTNERSHIP INTERESTS
   June 30, 1996                                               20,802
                                                          ============
PARTNERS' DEFICIENCY
   at January 1, 1996                  $   (630,701)     $(30,126,318)     $ (30,757,019)

Net loss for the six months
   ended June 30, 1996                      (16,409)       (1,624,538)        (1,640,947)
                                        ------------      ------------       ------------

PARTNERS' DEFICIENCY,
   June 30, 1996                       $   (647,110)     $(31,750,856)     $ (32,397,966)
                                        ============      ============       ============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                           1996              1995
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                          $ (1,640,947)    $ (2,056,630)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                                          66,000          450,000
          Increase in other assets                                          -                (3,561)
          Increase in accrued interest payable                             822,668          837,882
          Increase in accrued fees and expenses
             due general partner                                           276,820          336,820
          Decrease in accounts payable and other liabilities               (10,778)          (5,151)
                                                                       ------------     ------------

                Net cash used in operating activities                     (486,237)        (440,640)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                               450,920          495,884
   Advances to limited partnership                                          -               (72,000)
                                                                       ------------     ------------

               Net cash provided by investing activities                   450,920          423,884
                                                                       ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (35,317)         (16,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             352,652          498,954
                                                                       ------------     ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    317,335     $    482,198
                                                                       ============     ============





The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996

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

         The following is a summary of the investment in limited partnerships as of June 30, 1996:

         Balance, beginning of period                                                        $18,600,961
         Cash distributions recognized as a return of capital                                   (450,920)
         Amortization of acquisition costs                                                      (152,000)
         Equity in loss of limited partnerships                                                   86,000
                                                                                             -----------

         Balance, end of period                                                              $18,084,041
                                                                                             ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                       Six months           Three months          Six months             Three months
                                          ended                ended                ended                   ended
                                      June 30, 1996        June 30, 1996        June 30, 1995           June 30, 1995
                                      -------------        -------------        -------------           -------------
       Revenues:
            Rental and other           $13,572,000           $6,786,000           $13,254,000             $6,627,000
                                       -----------           ----------           -----------             ----------

       Expenses:
            Depreciation                 2,698,000            1,349,000             2,934,000              1,467,000
            Interest                     2,086,000            1,043,000             1,936,000                968,000
            Operating                    9,599,000            4,800,000             9,734,000              4,867,000
                                         ---------            ---------          ------------            -----------

                                        14,383,000            7,192,000            14,604,000              7,302,000
                                        ----------            ---------           -----------            -----------

                 Net loss              $  (811,000)          $ (406,000)          $(1,350,000)           $  (675,000)
                                       ============          ===========          ===========            ===========

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

         Unpaid interest, was $22,769,138 at June 30, 1996, and is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $371,820 for the six months ended June 30, 1996 and 1995.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

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

                                 JUNE 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL VII:

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

                                 JUNE 30, 1996


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


                     REAL ESTATE ASSOCIATES LIMITED VII
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.,
                             General Partner


                     Date:
                           -------------------------------------------------



                     By:
                             -----------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           -------------------------------------------------



                     By:
                             ------------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer