Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 1996-11-14
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-84816

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3290316

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      ------

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . .  1

               Statements of Operations,
                    Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . .  2

               Statement of Partners' Deficiency,
                    Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Statements of Cash Flows,
                    Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .  4

               Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995


                                     ASSETS


                                                          1996               1995
                                                      (Unaudited)          (Audited)
                                                     --------------     --------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $   18,018,152     $   18,600,961

CASH (Note 1)                                               248,564            352,652

SHORT TERM INVESTMENTS (Note 1)                             125,000            125,000

OTHER ASSETS                                                105,129            105,129
                                                     --------------     --------------

          TOTAL ASSETS                               $   18,496,845     $   19,183,742
                                                     ==============     ==============


                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     NOTES PAYABLE (Note 3)                          $   24,869,501     $   24,869,501

     ACCRUED INTEREST PAYABLE (Note 3)                   23,814,770         22,427,527

     ACCRUED FEES DUE GENERAL PARTNER (Note 4)            3,027,943          2,630,214

     ACCOUNT PAYABLE AND OTHER LIABILITIES                      589             13,519
                                                     --------------     --------------

                                                         51,712,803         49,940,761
                                                     --------------     --------------

PARTNERS' DEFICIENCY:
     General partners                                      (655,290)          (630,701)
     Limited partners                                   (32,560,668)       (30,126,318)
                                                     --------------     --------------

                                                        (33,215,958)       (30,757,019)
                                                     --------------     --------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                           $   18,496,845     $   19,183,742
                                                     ==============     ==============

The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                 Nine months      Three months       Nine months      Three months
                                                     ended           ended               ended          ended
                                                Sept. 30, 1996   Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1995
                                               ---------------   ---------------   ---------------   ---------------
INTEREST INCOME                                $        13,643   $         4,330   $        15,849   $         4,854
                                               ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES:
     Interest expense                                1,742,569           580,856         1,742,569           580,856
     Management fees - general partner                 557,730           185,910           557,730           185,910
     General and administrative                         66,078            21,023            76,914            25,538
     Legal and accounting                               64,720             1,535            58,213             2,000
                                               ---------------   ---------------   ---------------   ---------------

                                                     2,431,097           789,324         2,435,426           794,304
                                               ---------------   ---------------   ---------------   ---------------

LOSS FROM OPERATIONS                                (2,417,454)         (784,994)       (2,419,577)         (789,450)

DISTRIBUTIONS
     RECOGNIZED AS INCOME                               57,515           -                  23,497           -

EQUITY IN LOSS OF
     LIMITED PARTNERSHIPS
      AND AMORTIZATION
      OF ACQUISITION COSTS                             (99,000)          (33,000)         (675,000)         (225,000)
                                               ---------------   ---------------   ---------------   ---------------

NET LOSS                                       $    (2,458,939)  $      (817,994)  $    (3,071,080)  $    (1,014,450)
                                               ===============   ===============   ===============   ===============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST                      $          (118)  $           (39)  $          (148)  $           (49)
                                               ===============   ===============   ===============   ===============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                  General           Limited
                                 Partners          Partners            Total
                               -------------     -------------     -------------
PARTNERSHIP INTERESTS
   September 30, 1996                                   20,802
                                                 =============

PARTNERS' DEFICIENCY
   at January 1, 1996          $   (630,701)     $ (30,126,318)    $  (30,757,019)

Net loss for the nine months
   ended September 30, 1996         (24,589)        (2,434,350)       (2,458,939)
                               -------------     -------------     -------------

PARTNERS' DEFICIENCY,
   September 30, 1996          $   (655,290)     $ (32,560,668)    $ (33,215,958)
                               =============     =============     =============



The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                     1996                 1995
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (2,458,939)     $  (3,071,080)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                                      99,000            675,000
         Increase in other assets                                        -                 (3,561)
         Increase in accrued interest payable                        1,387,243          1,388,795
         Increase in accrued fees and expenses
             due general partner                                       397,729            522,730
          Decrease in accounts payable and other liabilities           (12,930)            (5,400)
                                                                 -------------      -------------

                Net cash used in operating activities                 (587,897)          (493,516)
                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                           483,809            635,201
   Advances to limited partnership                                       -                (72,000)


               Net cash provided by investing activities               483,809            563,201
                                                                 -------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (104,088)            69,685

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         352,652            498,954
                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     248,564      $     568,639
                                                                 =============      =============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1996

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

         The following is a summary of the investment in limited partnerships as of September 30, 1996:

             Balance, beginning of period                                             $18,600,961
             Cash distributions recognized as a return of capital                        (483,809)
             Amortization of acquisition costs                                           (228,000)
             Equity in income of limited partnerships                                     129,000
                                                                                      -----------

             Balance, end of period                                                   $18,018,152
                                                                                      ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                         Nine months             Three months              Nine months               Three months
                                            ended                    ended                    ended                     ended
                                        Sept. 30, 1996          Sept. 30, 1996           Sept. 30, 1995             Sept. 30, 1995
                                        --------------          --------------           --------------             --------------
        Revenues:
             Rental and other              $20,358,000             $6,786,000               $19,881,000                $6,627,000
                                           -----------             ----------               -----------                ----------

        Expenses:
             Depreciation                    4,047,000              1,349,000                 4,401,000                 1,467,000
             Interest                        3,129,000              1,043,000                 2,904,000                   968,000
             Operating                      14,400,000              4,800,000                14,601,000                 4,867,000
                                           -----------             ----------               -----------                ----------

                                            21,575,000              7,192,000                21,906,000                 7,302,000
                                           -----------             ----------               -----------                ----------

                  Net loss                 $(1,218,000)            $ (406,000)              $(2,025,000)               $ (675,000)
                                           ============            ===========              ===========                ==========

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

         Unpaid interest, was $23,814,770 at September 30, 1996, and is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $557,730 for the nine months ended September 30, 1996 and 1995.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $32,600 and $29,900 for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1996


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

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits, including the following related to REAL VII:

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

                               SEPTEMBER 30, 1996


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


                              REAL ESTATE ASSOCIATES LIMITED VII
                              (a California limited partnership)


                              By: National Partnership Investments Corp., General Partner


                              Date:
                                    -----------------------------------------



                              By:
                                     -----------------------------------------
                                     Bruce Nelson
                                     President



                              Date:
                                    -----------------------------------------



                              By:
                                     -----------------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer