Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 1997-04-04
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

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

                     Yes  X          No
                         ---            ---
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

The Partnership holds limited partnership interests in thirty-two local limited partnerships as of December 31, 1996. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in sixteen additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in forty-eight local limited partnerships. The other general partner of REA IV is NAPICO. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

During 1996, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1996, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                             Units Authorized
                                                For Rental
                                             Assistance Under
                                               Section 8 or
                                                Other Rent
                           No. of               Supplement                   Units           Percentage of
Name & Location             Units                 Program                   Occupied          Total Units
---------------             -----            -----------------              --------         -------------
Anthracite Apts.              121                  121/  0                     121                100%
  Pittston, PA

Aristocrat Manor              113                  113/  0                      91                 81%
  Hot Springs, AR

Arkansas City Apts.            16                    4/  7                      13                 81%
  Arkansas City, AR

Arrowsmith Apts.               70                   70/  0                      70                100%
  Corpus Christi, TX

Ashland Manor                 189                  189/  0                     185                 98%
  Toledo, OH

Bangor House                  121                  121/  0                     121                100%
  Bangor, ME

Bellair Manor Apts.            68                    7/  7                      63                 93%
  Niles, OH

Birch Manor Apts. I            60                   12/  0                      59                 98%
  Medina, OH

Birch Manor Apts II            60                    6/  0                      58                 97%
  Medina, OH

Bluewater Apts.               116                     None                     111                 96%
  Port Huron, MI

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                             Units Authorized
                                                For Rental
                                             Assistance Under
                                               Section 8 or
                                                Other Rent
                          No. of                Supplement                   Units         Percentage of
Name & Location           Units                   Program                   Occupied        Total Units
---------------           -----              -----------------              --------       -------------
Center City                   176                  175/  0                     176                100%
  Hazelton, PA

Clarkwood Apts. I              72                   24/  0                      66                 92%
  Elyria, OH

Clarkwood Apts. II            120                   39/  0                     112                 93%
  Elyria, OH

Cleveland Apts. I              50                   50/  0                      50                100%
  Hayti, MO

Cleveland Apts. II             50                   50/  0                      50                100%
  Hayti, MO

Cleveland Apts. III            21                   21/  0                      21                100%
  Hayti, MO

Danbury Park Manor            151                   85/  0                     142                 94%
  Superior Township, MI

Desoto Apts.                   42                   42/  0                      42                100%
  Desoto, MO

Dexter Apts.                   50                   50/  0                      49                 98%
  Dexter, MO

Edgewood Terrace II           258                  103/  0                     237                 92%
  Washington, DC

Goodlette Arms Apts.          250                     None                     249                100%
  Naples, FL

Hampshire House               150                  150/  0                     142                 95%
  Warren, OH

Henrico Arms                  232                  232/  0                     232                100%
  Richmond, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                             Units Authorized
                                                For Rental
                                             Assistance Under
                                               Section 8 or
                                                Other Rent
                          No. of                Supplement                   Units           Percentage of
Name & Location           Units                   Program                   Occupied          Total Units
---------------           -----              -----------------              --------         -------------
Ivywood Apts.                 124                   75/  0                     123                 99%
  Columbus, OH

Jasper County Prop.            24                     None                      23                 96%
  Heidelberg, MS

King Towers                    68                   14/  0                      68                100%
  Cincinnati, OH

Meherrin Landings              42                     None                      30                 71%
  Emporia, VA

Nantucket Apts.                60                   59/  0                      59                 98%
  Alliance, OH

Newton Apts.                   36                     None                      31                 86%
  Newton, MS

Oak Hill Apts.                120                   82/  0                     120                100%
  Franklin, PA

Oakview Apts.                  32                     None                      27                 84%
  Monticello, AR

Oakwood Park I Apts            50                     None                      49                 98%
  Lorain, OH

Oakwood Park II Apts           78                     None                      74                 95%
  Lorain, OH

Pachuta Apartments             16                     None                      16                100%
  Pachuta, MS

Parkway Towers Apt            104                  103/  0                     102                 98%
  E. Providence, RI

Pebbleshire Apts.             120                   24/  0                     118                 98%
  Vernon Hills, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL VII HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                              Units Authorized
                                                 For Rental
                                              Assistance Under
                                                Section 8 or
                                                 Other Rent
                          No. of                 Supplement                 Units            Percentage of
Name & Location           Units                    Program                 Occupied           Total Units
---------------           -----               -----------------            --------          -------------
Pinebrook Apts.               136                  109/  0                     126                 93%
  Lansing, MI

Rand Grove Village            212                  212/  0                     195                 92%
  Palatine, IL

Richards Park Apts.            60                   24/  0                      59                 98%
  Elyria, OH

Ridgewood Towers              140                  140/  0                     139                 99%
  Moline, IL

Shubuta Properties             16                     None                      15                 94%
  Shubuta, MS

South Glen Apts.              159                   27/  0                     159                100%
  Trenton, MI

South Park Apts.              138                  138/  0                     124                 90%
  Elyria, OH

Sunland Terrace                80                   80/  0                      80                100%
  Phoenix, AZ

Tradewinds East               150                     None                     145                 97%
  Essexville, MI

Warren Heights Apts II         88                   87/  0                      82                 93%
  Warren, OH

White Cliff Apts.              72                   72/  0                      71                 99%
  Cincinnati, OH

Yorkview Estates               50                   50/  0                      48                 96%
  Massillon, OH

                            -----                ---------                   -----

  TOTAL                     4,731                2,960/ 14                   4,543                 96%
                            =====                =========                   =====

ITEM 2.      PROPERTIES

Through its participation in local limited and general partnerships, the Partnership holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.      LEGAL PROCEEDINGS

As of December 31, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuit. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers, Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 3,666 registered holders of units in the Partnership. No distributions have been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                          Year Ended December 31,
                             ----------------------------------------------------------------------------
                                  1996           1995            1994            1993            1992
                             ------------    ------------    ------------    ------------    ------------
Loss From Operations         $ (3,240,566)   $ (3,234,086)   $ (3,225,472)   $ (3,245,333)   $ (3,244,612)

Distributions From
   Limited Partnerships
   Recognized as Income            63,515          19,632         249,371         190,767         124,966

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs             (243,392)       (511,033)     (1,074,503)     (1,325,646)     (1,014,151)
                             ------------    ------------    ------------    ------------    ------------
Net Loss                     $ (3,420,443)   $ (3,725,487)   $ (4,050,604)   $ (4,380,212)   $ (4,133,797)

Net Loss per Limited
   Partnership Interest      $       (164)   $       (179)   $       (193)   $       (211)   $       (197)
                             ============    ============    ============    ============    ============

Total assets                 $ 18,321,519    $ 19,183,742    $ 20,411,116    $ 22,203,347    $ 24,129,351
                             ============    ============    ============    ============    ============
Investments in Limited
   Partnerships              $ 17,873,759    $ 18,600,961    $ 19,757,594    $ 21,590,427    $ 23,573,755
                             ============    ============    ============    ============    ============
Notes Payable                $ 24,869,501    $ 24,869,501    $ 24,869,501    $ 24,869,501    $ 24,869,501
                             ============    ============    ============    ============    ============
Fees and Expenses Due to
   General Partner           $  3,213,854    $  2,630,214    $  2,041,574    $  1,597,934    $  1,054,294
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

As of December 31, 1996, the fees and expenses due the general exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 32 percent and 31 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in loss of these limited partnerships represents 17 percent, 21 percent and 14 percent of the total net loss of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

    [LOGO]
    [PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES LETTERHEAD]

    To the Partners
    South Mill Associates:

    REPORT OF INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS

        We have audited the accompanying balance sheets of South Mill Associates (a limited partnership), FHA Project No. 034-35145-LD, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Mill Associates (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of South Mill Associates' (a limited partnership) internal control structure, and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of South Mill Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/Parente Randolph Orlando, Carey & Associates

    Wilkes-Barre, Pennsylvania
    January 29, 1997

    [LOGO]
    [BERRY & CACCAMISI P.C. LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    Partners
    Arkansas City Apartments Limited Partnership
    Arkansas City, Arkansas

        We have audited the accompanying Balance Sheet of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/Berry & Caccamisis P.C.

    January 22, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Arrowsmith, Ltd.

    We have audited the accompanying balance sheets of ARROWSMITH, LTD. (a limited partnership), FHA Project No. 115-35166-PM-L8 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrowsmith, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

    Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LTD

    Los Angeles, California
    February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Ashland Manor, Ltd.

    We have audited the balance sheets of ASHLAND MANOR, LTD., FHA Project Number 042-44803-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashland Manor, Ltd. at December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [HUGHES AND COMPANY P.C. LETTERHEAD]
    Independent Auditors' Report

    To the Partners
    Bangor House Proprietary
    Boston, Massachusetts

    We have audited the accompanying balance sheets of Bangor House Proprietary (A Limited Partnership) Project No. ME36-H017-107 as of December 31, 1996 and 1995, and the related statements of changes in partners' equity, revenue and expenses, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bangor House Proprietary (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 1997, on our consideration of Bangor House Proprietary's internal control structure and reports dated January 17, 1997, on its compliance with laws and regulations, specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 12 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/Hughes and Company P.C.

    Melrose, Massachusetts
    January 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Bellair Manor Apartments,
    Limited Partnership

    We have audited the balance sheets of BELLAIR MANOR APARTMENTS, LIMITED PARTNERSHIP, FHA Project Number 042-44174-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellair Manor Apartments, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Birch Manor Apartments Phase - I

    We have audited the balance sheets of BIRCH MANOR APARTMENTS - PHASE I, FHA Project Number 042-44031-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments
    - Phase I as of December 31, 1996 and 1995, and the results of its operations, changes in partners'equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LPP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Birch Manor Apartments - Phase II

    We have audited the balance sheets of BIRCH MANOR APARTMENTS - PHASE II, FHA Project Number 042-44144-LDP, (Partnership) as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments
    - Phase II as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditinq Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 21 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

               /s/Altschuler, Melvoin & Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [COOPERS & LYBRAND LETTERHEAD]

    Report of Independent Accountants

    To the Partners of
    Bluewater Limited Dividend
    Housing Association:

    We have audited the accompanying balance sheet of Bluewater Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 35, as of December 31, 1996 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluewater Limited Dividend Housing Association, as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Bluewater Limited Dividend Housing Association's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Bluewater Limited Dividend Housing Association. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

    We have previously audited and expressed an unqualified opinion on the financial statements of Bluewater Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1996, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1974 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

    /s/Coopers & Lybrand LLP

    Detroit, Michigan
    January 31, 1997

    [LOGO]
    [PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES LETTERHEAD]

    REPORT OF INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS

    To the Partners
    Center City Associates:

        We have audited the accompanying balance sheets of Center City Associates (a limited partnership), FHA Project No. 034-35147-LD, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifcant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Center City Associates (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of Center City Associates' (a limited partnership) internal control structure, and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Center City Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/Parente Randolph Orlando Carey & Associates

    Wilkes-Barre, Pennsylvania
    January 29, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Clarkwood Apartments - Phase I

    We have audited the balance sheets of CLARKWOOD APARTMENTS - PHASE I, FHA Project Number 042-44009-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase I at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Clarkwood Apartments - Phase II

    We have audited the balance sheets of CLARKWOOD APARTMENTS - PHASE II, FHA Project Number 042-44066-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase II as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

               /s/Altschuler, Melvoin & Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Hayti Associates I

        We have audited the accompanying balance sheet of Hayti Associates I as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates I as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1997 on our consideration of Hayd Associates I's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing and laws and regulations applicable to the financial statements.

    /S/Reznick Fedder and Silverman

    Bethesda, Maryland
    January 24, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Craig Birmingham

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD}

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Hayti Associates II

        We have audited the accompanying balance sheet of Hayti Associates II as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates II as of December 31,1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1997 on our consideration of Hayti Associates II's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

    /s/Reznick, Fedder & Silverman

    Bethesda, Maryland
    January 24, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Craig Birmingham

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Hayti Asssociates III

        We have audited the accompanying balance sheet of Hayti Associates III as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates III as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 24, 1997 on our consideration of Hayti Associates III's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

    /s/ Reznick Fedder & Silverman

    Bethesda, Maryland
    January 24, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Craig Birmingham

    [LOGO]
    [FREEDMAN & GOLDBERG LETTERHEAD]

    Independent Auditor 's Report

    To the Partners
    Danbury Park Manor

    We have audited the accompanying balance sheets of Danbury Park Manor, (a Michigan general partnership), FHA Project No. 044-44052-LD1, as of December 31, 1996 and 1995 and the related statements of income and expenses, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the Financial statements referred to above present fairly, in all material respects, the financial position of Danbury Park Manor as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of BUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1997, on our consideration of Danbury Park Manor s Internal control structure and reports dated January 13, 1997, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in pages 11 to 24 is presented For purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied In the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole


    Respectfully,
    /s/Freedman & Goldberg
    Certified Public Accountants
    Farmington Rills, MI
    January 13, 1997

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    DeSoto Associates

        We have audited the accompanying balance sheet of DeSoto Associates as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includs examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1997 on our consideration of DeSoto Associates' internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

    /s/Reznick Fedder & Silverman

    Bethesda, Maryland
    January 24, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Craig Birmingham

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Dexter Associates I

        We have audited the accompanying balance sheet of Dexter Associates I as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexter Associates I as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997 on our consideration of Dexter Associates I's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing and laws and regulations applicable to the financial statements.

    /s/Reznick Fedder & Silverman

    Bethesda, Maryland
    January 24, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Craig Birmingham

    [LOGO]
    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Edgewood II Associates Limited Partnership

        We have audited the accompanying balance sheet of Edgewood II Associates Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood II Associates Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 17, 1997 on our consideration of Edgewood II Associates Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

    /s/Reznick Fedder & Silverman

    Bethesda, Maryland
    January 17, 1997

    Federal Employer
    Identification Number:
    52-1088612

    Audit Principal: Bill D. Tzamaras

    [LOGO]
    [ERNST & YOUNG LETTERHEAD]

    Report of Independent Auditors

    To the Partners
    Goodlette Arms Apartments

    We have audited the accompanying balance sheet of Goodlette Arms Apartments, a limited partnership--Project Number 066-44117-NP, as of December 31, 1996, and the related statements of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In determining the basis of fixed assets as a result of the transfer of ownership in 1984, the Partnership used the historical cost of purchase money notes given by the new partners as part of the transfer. Generally accepted accounting principles would require these notes be discounted to approximate their fair market value, thereby reducing the basis of fixed assets. The Partnership has not made (nor, in accordance with instructions from the Partnership, have we made) a determination of the basis of fixed assets using a discounted value of the purchase money notes; therefore, the effects on the Partnership's financial statements of using the historical cost of the notes are not known.

    In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the basis of fixed assets been determined using a discounted value of purchase money notes been known, the financial statements referred to above present fairly, in all material respects, the financial position of Goodlette Arms Apartments at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have issued a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1997 on our consideration of the Partnership's internal control and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1997 on its compliance with applicable laws and regulations.

    Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, except for the effects on the supporting data of such adjustments, if any, as might have been determined to be necessary had the basis of fixed assets determined using a discounted value of purchase money notes been known, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    /s/Ernst & Young

    January 22, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of Hampshire
    House Apartments, Ltd.

    We have audited the balance sheets of HAMPSHIRE HOUSE APARTMENTS, LTD., FHA Project Number 042-44274-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire House Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations, changes in partners' deficiency and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

               /s/Alschuler, Melvoin & Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [SCHEINER, MISTER & GRANDIZIO, P.A. LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    To the Partners
    Henrico Limited Partnership
    Rockville, Maryland

    We have audited the accompanying balance sheet of HUD Project No. 051-35164LD/SUP of the Henrico Limited Partnership as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    The Partnership is required to file annually with the Department of Housing and Urban Development. The accompanying financial statements are presented in accordance with the financial presentation recommended by HUD. The elements of the presentation do not conflict with generally accepted accounting principles.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henrico Limited Partnership as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 11, 1997, on our consideration of the Partnership's internal control structure and a report dated January 11, 1997, on its compliance with laws and regulations.

    Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report shown on pages 9 through 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Henrico Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    /s/Scheiner, Mister & Grandizio P.A.

    January 11, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Ivywood Apartments, Limited Partnership

    We have audited the balance sheets of IVYWOOD APARTMENTS, LIMITED PARTNERSHIP, FHA Project Number 043-44072-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivywood Apartments, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

                /s/Alschuler, Melvoin and Glasser

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [MINTER, CORKERN & CO. LETTERHEAD]

    The Partners
    Jasper County Properties, Ltd.
    Jackson, Mississippi

    We have compiled the accompanying Statement of Budget and Cash Flow (Form FmHA 19307) for the year ended December 31, 1996 and Year End Report and Analysis (FmHA 1930-8) of Jasper County Properties, Ltd. as of December 31, 1996 included in the accompanying prescribed form in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

    Our compilation was limited to presenting in the form prescribed by Farmers Home Administration information that is the representation of the owners. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

    These financial statements on prescribed forms are presented in accordance with the requirements of FmHA, which differ from generally accepted accounting principles. Accordingly, these financial statements are not designed for those who are not informed about such differences.

    /s/Minter, Corken & Co. Certified Public Accountants

    Jackson, Mississippi
    February 10, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    King Towers Associates

    We have audited the balance sheets of KING TOWERS ASSOCIATES (an Ohio limited partnership), FHA Project Number 046-44165-LDP, (the Partnership) as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King Towers Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

  [LOGO]
    [GAJDA, MARLOW & COMPANY LETTERHEAD]

    Independent Auditors' Report

    To the Partners
    Meherrin Limited Partnership

        We have audited the accompanying balance sheets of Meherrin Limited Partnership (a Virginia limited partnership), FmHA Project No.: 54-049-002723101, as of December 31, 1996 and 1995 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meherrin Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        The accompanying financial statements have been prepared assuming that Meherrin Limited Partnership will continue as a going concern. As discussed in Note H to the financial statements , Meherrin Limited Partnership has suffered from losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this unacertainty .

    /s/Gadja, Marlow & Co.

    March 3, 1997
    Wi11iamstown, Massachusetts

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of Mount
    Union Apartments, Ltd.

    We have audited the balance sheets of MOUNT UNION APARTMENTS, LTD., aka Nantucket Circle, FHA Project Number 042-44070-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Union Apartments, Ltd. as of December 31, 1996 AND 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Alschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [MINTER, CORKERN & CO LETTERHEAD]

    INDEPENDENT AUDITORS' REPORT

    The Partners
    Newton Apartments, Ltd.
    Jackson, Mississippi

    We have audited the accompanying balance sheets of Newton Apartments, Ltd., FmHA Case No. 28-51-64087535, a Mississippi limited partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U. S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newton Apartments, Ltd., FmHA Case No. 28-51-64087535, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 16 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the budget, the proposed budget, and the market rent budget, on pages 17 through 20, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    In accordance with Government Auditing Standards, we have also issued our reports dated January 24, 1997, on our consideration of Newton Apartments, Ltd's internal control and on its compliance with laws and regulations.

    /s/ Minter, Corkern & Co
    Certified Public Accountants

    January 24, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Oak Hill Apartments, Ltd.

    We have audited the balance sheets of OAK HILL APARTMENTS, LTD., FHA Project Number 03344149-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Hill Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [BERRY & CACCAMISI, P.C LETTERHEAD]

    Partners
    Oakview Apartments Limited Partnership
    Monticello. Arkansas

        We have audited the accompanying Balance Sheet of OAKVIEW APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKVIEW APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    /s/Berru & Caccamisi P.C.

    January 22. 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Oakwood Park Apartments - Phase I

    We have audited the balance sheets of OAKWOOD PARK APARTMENTS - PHASE I, FHA Project No. 042-55031-LDC, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments
    - Phase I as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Oakwood Park Apartments - Phase II

    We have audited the balance sheets of OAKWOOD PARK APARTMENTS - PHASE II, FHA Project No. 042-55049-LDC, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments
    - Phase II as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [MINTER, CORKERN & CO. LETTERHEAD]

    The Partners
    Pachuta Apartments, Ltd.
    Jackson, Mississippi

    We have compiled the accompanying Statement of Budget and Cash Flow (Form FmHA 19307) for the year ended December 31, 1996 and Year End Report and Analysis (FmHA 1930-8) of Pachuta Apartments, Ltd. as of December 31, 1996 included in the accompanying prescribed form in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

    Our compilation was limited to presenting in the form prescribed by Farmers Home Administration information that is the representation of the owners. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

    These financial statements on prescribed forms are presented in accordance with the requirements of FmHA, which differ from generally accepted accounting principles. Accordingly, these financial statements are not designed for those who are not informed about such differences.

    /s/Minter, Corken & Co.
    Certified Public Accountants

    Jackson, Mississippi
    February 10, 1997

    [LOGO]
    [KPMG PEAT MARWICK LLP LETTERHEAD]

    Report on Audited Financial Statements
    and Supplementary Information
    Independent Auditors' Report

    The Partners
    Parkway Towers Associates
    (A Limited Partnership):

    We have audited the accompanying balance sheet of Parkway Towers Associates (A Limited Partnership) (the "Partnership"), HUD Project No. RI-43-HO23-026, as of July 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of July 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued reports dated September 13, 1996, on: our consideration of the Partnership's internal control structure, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to affirmative fair housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    /s/ KPMG Peat Marwick LLP
    September 13, 1996

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                   ADDITIONAL FINANCIAL DATA REQUIRED BY THE
                 ILLINOIS HOUSING DEVELOPMENT AUTHORITY AND THE
                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Pebbleshire Housing Associates Limited

    We have audited the accompanying balance sheets of PEBBLESHIRE HOUSING ASSOCIATES LIMITED (an Illinois limited partnership), IHDA Project No. ML-57 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pebbleshire Housing Associates Limited as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnerships internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

    Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 16 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Los Angeles, California
    February 17, 1997

                                     [LOGO]
                  [ALTSCHULER, MELVOIN AND GLASSER LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Pinebrook Manor AKA Coachlight Apartments Co.

    We have audited the accompanying balance sheets of PINEBROOK MANOR AKA COACHLIGHT APARTMENTS CO. (a limited partnership), FHA Project No. 047-44016-LDP-SUP (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinebrook Manor AKA Coachlight Apartments Co. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

    Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Los Angeles, California
    February 17, 1997

    [LOGO]
    [HARAN & ASSOCIATES LTD LETTERHEAD]

    INDEPENDENT AUDITOR'S REPORT

    To the Partners
    RAND GROVE VILLAGE PARTNERSHIP
    Chicago, Illinois

    HUD Field Office Director
    Chicago, Illinois

    We have audited the accompanying balance sheet of RAND GROVE VILLAGE PARTNERSHIP, Project No. 071-44126-LD, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As more fully described in the notes to the financial statements, the Partnership has expensed construction period interest and real estate taxes associated with the building. In our opinion, construction period interest and taxes should be capitalized and depreciated over the life of the building to conform with generally accepted accounting principles. In addition, the project recognized depreciation for the building over a shorter useful life than would be allowable under generally accepted accounting principles. The effects on the financial statements of the preceding practices are not reasonably determinable.

    In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of RAND GROVE VILLAGE PARTNERSHIP, as of December 31, 1996, and its profit or 1066, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of RAND GROVE VILLAGE PARTNERSHIP's internal control structure and reports dated January 21, 1997 on its compliance with specific requirements applicable to Major

    HUD Programs and specific requirements applicable to Affirmative Fair
    Housing.

    INDEPENDENT AUDITOR'S REPORT (CONTINUED)

    The accompanying supplementary information (shown on pages 14 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    /s/Haran and Associates Ltd
    Certified Public Accountants
    Wilmette, Illinois
    Illinois Certificate No. 060-002892
    Federal Certification No. 36-3097692
    Audit Partner: James E. Haran(847)853-2580

    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                   INDEPENDENT AUDITORS' REPORT ON FINANCIAL
              STATEMENTS AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Richards Park Apartments

    We have audited the balance sheets of RICHARDS PARK APARTMENTS, FHA Project Number 04244089-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richards Park Apartments as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements conducted as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

             /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Ridgewood Towers Associates

    We have audited the balance sheets of RIDGEWOOD TOWERS ASSOCIATES, FHA Project Number 071-35254-PM, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Towers Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 31, 1997

    [LOGO]
    [MINTER, CORKERN & CO LETTERHEAD]

    The Partners
    Shubuta Properties, Ltd.
    Jackson, Mississippi

    We have compiled the accompanying Statement of Budget and Cash Flow (Form FmHA 19307) for the year ended December 31, 1996 and Year End Report and Analysis (FmHA 1930-8) of Shubuta Properties, Ltd. as of December 31, 1996 included in the accompanying prescribed form in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

    Our compilation was limited to presenting in the form prescribed by Farmers Home Administration information that is the representation of the owners. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

    These financial statements on prescribed forms are presented in accordance with the requirements of FmHA, which differ from generally accepted accounting principles. Accordingly, these financial statements are not designed for those who are not informed about such differences.

    /s/Minter, Corkern & Co.
    Certified Public Accountants

    Jackson, Mississippi
    February 10, 1997

    [LOGO]
    [SWEITZER HARON & BACHMAN]

    To the General Partners South Glen Limited
    Dividend Housing Association

    We have audited the accompanying balance sheet of South Glen Limited Dividend Housing Association. (a Michigan limited partnership), MSHDA Development No. 291 as of December 31, 1996 and the related statements of profit and loss (HUD Format), partners' equity (deficit) and cash flows income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As described in Notes A and J. these financial statements were prepared on the accounting basis used for income tax purposes and are not intended to be a presentation in conformity with generally accepted accounting principles.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Glen Limited Dividend Housing Association. at December 31, 1996 and the results of its operations and cash flows for the year then ended on the basis of accounting described in Note A.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data on page 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

    /s/Sweitzer, Haron & Bachman, CPAs, PLLC

    January 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                        INDEPENDENT AUDITORS' REPORT ON
                            FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Joint Venturers of
    South Park Apartments

    We have audited the balance sheets of SOUTH PARK APARTMENTS (a Joint Venture) FHA Project Number 042-35040-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in venturers' equity and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Park Apartments as of December 31, 1996 and 1995, and the results of its operations, changes in venturers' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Venture's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audit of the 1996 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

             /s/ Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

    [LOGO]
    [MCGLADREY & PULLEN LLP LETTERHEAD]

    INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL
    STATEMENTS AND SUPPLEMENTARY INFORMATION

    To the Partners
    Sunland Terrace. Ltd.
      (A Limited Partnership)
    San Bernardino, California

    U.S. Department of Housing
      and Urban Development
    Phoenix, Arizona

    We have audited the accompanying balance sheet of U.S. Department of Housing and Urban Development ("HUD") Project No. 123-35131/AZ16-8023- 002 of Sunland Terrace, Ltd. (A Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Sunland Terrace, Ltd. (A Limited Partnership)'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and "Government Auditing Standards," issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs," (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 123-35131/AZ16-8023-002 of Sunland Terrace, Ltd. (A Limited Partnership) as of December 31, 1996, and the results of its operations and the changes in partners' (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report, dated February 14, 1997, on our consideration of Sunland Terrace, Ltd. (A Limited Partnership)'s internal control structure and a report, dated February 14, 1997, on its compliance with laws and regulations.

    The accompanying supplementary information included on pages 13 through 17 of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements of HUD Project No. 123-35131/AZ16-8023-002 of Sunland Terrace, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole

    /s/McGladrey & Pullen, LLP

    San Bernardino, California
    February 14, 1997

    [LOGO]
    [COOPERS & LYBRAND LETTERHEAD]

    Report of Independent Accountants

    To the Partners of
    Tradewinds East Associates Limited
    Dividend Housing Association:

    We have audited the accompanying balance sheet of Tradewinds East Associates Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 147, as of December 31, 1996 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradewinds East Associates Limited Dividend Housing Association, as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Tradewinds East Associates Limited Dividend Housing Association's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Tradewinds East Associates Limited Dividend Housing Association. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

    We have previously audited and expressed an unqualified opinion on the financial statements of Tradewinds East Associates Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1996, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1975 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

    /s/Coopers & Lybrand LLP

    Detroit, Michigan
    January 31, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Warren Heights Apartments, Ltd.

    We have audited the balance sheets of WARREN HEIGHTS APARTMENTS, LTD., FHA Project Number 042-44156-LDP (Partnership), as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Heights Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    White Cliff Apartments,Ltd.

    We have audited the balance sheets of WHITE CLIFF APARTMENTS, LTD., FHA Project Number 046-35409-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Cliff Apartments, Ltd. at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    The financial statements have been prepared assuming the partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership will experience a substantial decrease in rental income with the six-month extension of the HAP contract. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

    To the Partners of
    Yorkview Estates, Ltd.

    We have audited the balance sheets of YORKVIEW ESTATES, LTD., FHA Project Number 04244151-LDP, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkview Estates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997, on our consideration of the Partnership's internal control structure and a report dated January 21, 1997, on its compliance with laws and regulations.

    Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

              /s/Altschuler, Melvoin and Glasser LLP

    Chicago, Illinois
    January 21, 1997

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                 1996              1995
                                                             -------------      ------------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $  17,873,759      $ 18,600,961

     CASH                                                          342,631           352,652

     SHORT TERM INVESTMENTS (Note 1)                                -                125,000

     OTHER ASSETS                                                  105,129           105,129
                                                             -------------      ------------

               TOTAL ASSETS                                  $  18,321,519      $ 19,183,742
                                                             =============      ============


                               LIABILITIES AND PARTNERS' DEFICIENCY

     LIABILITIES:
          Notes payable (Note 3)                             $  24,869,501      $ 24,869,501
          Accrued interest payable (Note 3)                     24,393,044        22,427,527
          Accrued fees and expenses
             due general partner (Note 4)                        3,213,854         2,630,214
          Accounts payable and other liabilities                    22,582            13,519
                                                             -------------      ------------
                                                                52,498,981        49,940,761
                                                             -------------      ------------
     COMMITMENTS AND CONTINGENCIES
         (Notes 4 and 5)

     PARTNERS' DEFICIENCY:
          General partners                                        (664,905)         (630,701)
          Limited partners                                     (33,512,557)      (30,126,318)
                                                             -------------      ------------
                                                               (34,177,462)      (30,757,019)
                TOTAL LIABILITIES AND PARTNERS'
                     DEFICIENCY                              $  18,321,519      $ 19,183,742
                                                             =============      ============




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                       1996             1995             1994
                                                  ------------      -----------     -------------
REVENUE:
     Interest income                              $     15,911      $    20,741     $      16,409
                                                  ------------      -----------     -------------

OPERATING EXPENSES:
     Interest (Note 3)                               2,320,842        2,323,426         2,326,128
     Management fees - general partner (Note 4)        743,640          743,640           743,640
     General and administrative (Note 4)               103,194          106,227            98,197
     Legal and accounting                               88,801           81,534            73,916
                                                  ------------      -----------     -------------
                                                     3,256,477        3,254,827         3,241,881

LOSS FROM OPERATIONS                                (3,240,566)      (3,234,086)       (3,225,472)
                                                  ------------      -----------     -------------
DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                 63,515           19,632           249,371

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                       (243,392)        (511,033)       (1,074,503)
                                                  ------------      -----------     -------------
NET LOSS                                          $ (3,420,443)     $(3,725,487)    $  (4,050,604)
                                                  ============      ===========     =============
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                     $       (164)     $      (179)   $         (193)
                                                  ============      ===========     =============





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                       General           Limited
                                       Partners          Partners            Total
                                      ----------      -------------      -------------
   DEFICIENCY, January 1, 1994        $ (552,940)     $ (22,427,988)     $ (22,980,928)

      Net loss for 1994                  (40,506)        (4,010,098)        (4,050,604)
                                      ----------      -------------      -------------
   DEFICIENCY, December 31,. 1994       (593,446)       (26,438,086)       (27,031,532)

      Net loss, 1995                     (37,255)        (3,688,232)        (3,725,487)
                                      ----------      -------------      -------------
   DEFICIENCY, December 31, 1995        (630,701)       (30,126,318)       (30,757,019)

      Net loss, 1996                     (34,204)        (3,386,239)        (3,420,443)
                                      ----------      -------------      -------------
   DEFICIENCY, December 31, 1996      $ (664,905)     $ (33,512,557)     $ (34,177,462)
                                      ==========      =============      =============




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                 1996             1995              1994
                                                             ------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $ (3,420,443)    $  (3,725,487)    $  (4,050,604)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                                243,392           511,033         1,074,503
         Decrease (increase) in other assets                       -                (75,561)          (25,911)
          Increase in accrued interest payable                  1,965,517         1,913,055         1,803,220
          Increase in accrued fees and expenses
             due general partner                                  583,640           588,640           443,640
          Increase (decrease) in accounts payable
            and other liabilities                                   9,063            (3,582)           11,513
                                                             ------------     -------------     -------------
                Net cash used in operating activities            (618,831)         (791,902)         (743,639)
                                                             ------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of short term investments                             125,000            -                 -
   Distributions from limited partnerships recognized
      as a return of capital                                      499,766           649,950           869,113
   Capital contributions to limited partnerships                  (15,956)           (4,350)         (110,783)
                                                             ------------     -------------     -------------
               Net cash provided by investing activities          608,810           645,600           758,330

NET INCREASE (DECREASE) IN CASH                                   (10,021)         (146,302)           14,691

CASH, BEGINNING OF YEAR                                           352,652           498,954           484,263
                                                             ------------     -------------     -------------
CASH, END OF YEAR                                            $    342,631     $     352,652     $     498,954
                                                             ============     =============     =============
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR INTEREST                    $    355,325     $     410,370     $     522,908
                                                             ============     =============     =============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

       These financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV ("REA IV"), a California general partnership in which the Partnership holds a 99 percent general partner interest. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 32 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 16 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 48 partnerships all of which own residential low income rental projects consisting of 4,731 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 93 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       equity in losses of certain unconsolidated limited partnerships was approximately $8,129,000 and $6,359,000 as of December 31, 1996 and 1995, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                       1996                  1995
                                                                   -----------           -----------
       Investment balance, beginning of year                       $18,600,961           $19,757,594
       Cash distributions recognized as
         a return of capital                                          (499,766)             (649,950)
       Equity in loss of limited partnerships                          (51,136)             (309,810)
       Amortization of additional basis and
         capitalized acquisition costs and fees                       (192,256)             (201,223)
       Capital contributions to limited partnerships                    15,956                 4,350
                                                                   -----------           -----------

       Investment balance, end of year                             $17,873,759           $18,600,961
                                                                   ===========           ===========

       The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                               1996             1995
                                                                             --------         --------
                                                                                  (in thousands)

      Land and buildings, net                                                $ 79,208         $ 83,427
                                                                             ========         ========

      Total assets                                                           $ 96,894         $ 99,949
                                                                             ========         ========

      Mortgages loan payable                                                 $ 75,690         $ 77,936
                                                                             ========         ========

      Total liabilities                                                      $ 95,054         $ 95,863
                                                                             ========         ========

      Equity of Real Estate Associates Limited VII                           $  2,612         $  4,793
                                                                             ========         ========

      Deficiency of other partners                                           $   (772)        $   (707)
                                                                             ========         ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.    INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                             1996              1995             1994
                                                           --------          --------         --------
                                                                     (in thousands)

       Total revenue                                        $27,858           $27,145          $26,507
                                                            =======           =======          =======

       Interest expense                                     $ 4,068           $ 3,503          $ 3,871
                                                            =======           =======          =======

       Depreciation                                         $ 5,472           $ 6,596          $ 5,867
                                                            =======           =======          =======

       Total expenses                                       $29,519           $28,768          $29,209
                                                            =======           =======          =======

       Net loss                                             $(1,661)          $(1,623)         $(2,702)
                                                            =======           =======          =======

       Net loss allocable to the Partnership                $(1,642)          $(1,606)         $(1,835)
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

       An affiliate of NAPICO is the general partner in 26 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $116,995, $116,175 and $107,237 in 1996, 1995 and 1994
       respectively. The following sets forth the significant data for these partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                               1996            1995            1994
                                                             --------        --------        --------
                                                                          (in thousands)

       Total assets                                           $40,934         $42,346
                                                              =======         =======

       Total liabilities                                      $50,671         $50,676
                                                              =======         =======

       Deficiency of Real Estate Associates Limited VII       $(9,442)        $(8,047)
                                                              =======         =======

       Deficiency of other partners                           $  (295)        $  (283)
                                                              =======         =======

       Total revenue                                          $12,785         $12,311          $11,934
                                                              =======         =======          =======

       Net loss                                               $(1,141)        $(1,262)         $(1,934)
                                                              =======         =======          =======

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

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

       Maturity dates on the notes and related accrued interest payable are as follows:

                                                                                            Accrued
        Years Ending December 31,                                           Notes           Interest
        -------------------------                                        -----------       -----------
                  1997                                                   $                 $
                  1998
                  1999                                                    18,059,000        17,358,918
                  2000
                  2001                                                     4,595,000         4,837,648
                  Thereafter                                               2,215,501         2,196,478
                                                                         -----------       -----------

                                                                         $24,869,501       $24,393,044
                                                                         ===========       ===========

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

      As of December 31, 1996, the fees and expenses due the general partner exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $43,124, $39,900 and $38,450 in 1996, 1995
      and 1994, respectively, and is included in operating expenses.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

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

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $144,000 between the estimated nine-month equity in loss and the actual 1996 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Year Ended December 31, 1996
                             ----------------------------------------------------------------------------
                                                                  Cash           Equity
                               Balance                           Distri-           in           Balance
                              January 1,        Capital         butions          Income       December 31,
Limited Partnerships             1996        Contributions      Received         (Loss)          1996
--------------------        ------------    -------------    ------------    ------------    ------------
Anthracite Apts.            $  1,057,033    $               $    (25,948)   $     22,825    $  1,053,910
Aristocrat Manor                 547,020                                         (50,499)        496,521
Arkansas City Apts.
Arrowsmith Apts.                 382,819                                         (10,399)        372,420
Ashland Manor
Bangor House                   1,613,076                                          71,308       1,684,384
Bellair Manor Apts.              282,472                          (2,654)        (20,472)        259,346
Birch Manor I
Birch Manor II
Bluewater Apts.                1,796,000                         (13,502)         83,850       1,866,348
Center CIty Apts.              2,190,092                         (36,470)        192,016       2,345,638
Clarkwood Apts. I                                  1,316          (1,316)
Clarkwood Apts. II                                 2,729          (2,729)
Cleveland I                      108,138                         (37,821)        (17,836)         52,481
Cleveland II                     136,258                         (19,268)        (38,167)         78,823
Cleveland III                     24,941                         (13,150)        (11,791)              0
Danbury Park Manor
Desoto Apts.                     140,188                         (13,209)        (17,820)        109,159
Dexter Apts.                     112,122                         (22,451)        (26,100)         63,571
Edgewood Terrace II              768,565                                        (104,531)        664,034
Goodlette Arms Apts.           2,520,096                          (1,485)        (89,520)      2,429,091
Hampshire House Apts.
Henrico Arms
Ivywood Apts.                    359,633                          (5,790)        (47,671)        306,172
Jasper County
King Towers                      296,703                          (2,045)        (55,046)        239,612
Meherrin Landings
Nantucket Apts.                  255,625                          (1,417)        (17,157)        237,051
Newton Apts.
Oak Hill I                       189,146                          (3,085)        (82,513)        103,548
Oakview Apts.
Oakwood Park I                                     1,207          (1,207)
Oakwood Park II                                      694            (694)
Pachuta Apts.
Parkway Towers                 1,707,990                         (15,801)        131,170       1,823,359
Pebbleshire Apts.                                  9,840          (9,840)
Pinebrook Apts.                  728,826                                          42,017         770,843
Rand Grove Village               518,851                         (24,284)       (265,173)        229,394
Richards Park Apts.                                  170            (170)
Ridgewood Towers                 616,752                        (221,751)        169,680         564,681
Shubuta Properties
South Glen Apts.                   9,305                                          (9,305)              0
South Park Apts.
Sunland Terrace
Tradewinds East Apts.          1,610,376                         (19,388)         (4,264)      1,586,724
Warren Heights Apts. II          284,076                          (4,230)        (37,638)        242,208
White Cliffs Apts.               210,389                                         (39,957)        170,432
Yorkview Estates                 134,469                             (61)        (10,399)        124,009
                            ------------    ------------    ------------    ------------    ------------
                            $ 18,600,961    $     15,956    $   (499,766)   $   (243,392)   $ 17,873,759
                            ============    ============    ============    ============    ============

                                                                        SCHEDULE
                                                                     (Continued)
                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        Year Ended December 31, 1995
                             ----------------------------------------------------------------------------
                                                                  Cash           Equity
                               Balance                           Distri-           in          Balance
                             January 1,         Capital         butions          Income      December 31,
Limited Partnerships            1996         Contributions      Received         (Loss)          1995
--------------------        ------------    -------------    ------------    ------------    ------------
Anthracite Apts.           $  1,037,867    $               $    (25,948)   $     45,114    $  1,057,033
Aristocrat Manor                660,098                                        (113,078)        547,020
Arkansas City Apts.
Arrowsmith Apts.                469,332                         (14,850)        (71,663)        382,819
Ashland Manor
Bangor House                  1,609,060                        (101,136)        105,152       1,613,076
Bellair Manor Apts.             305,068                          (4,882)        (17,714)        282,472
Birch Manor I                                       581            (581)
Birch Manor II                                    3,244          (3,244)
Bluewater Apts.               1,797,663                         (27,003)         25,340       1,796,000
Center CIty Apts.             2,033,873                         (36,470)        192,689       2,190,092
Clarkwood Apts. I                                 1,061          (1,061)
Clarkwood Apts. II
Cleveland I                     133,418                         (33,240)          7,960         108,138
Cleveland II                    166,434                         (18,230)        (11,946)        136,258
Cleveland III                    30,597                          (1,734)         (3,922)         24,941
Danbury Park Manor
Desoto Apts.                    178,452                         (18,253)        (20,011)        140,188
Dexter Apts.                    149,359                          (5,623)        (31,614)        112,122
Edgewood Terrace II             934,508                         (30,738)       (135,205)        768,565
Goodlette Arms Apts.          2,543,290                          (1,485)        (21,709)      2,520,096
Hampshire House Apts.
Henrico Arms                                                     (9,865)          9,865
Ivywood Apts.                   411,136                          (4,015)        (47,488)        359,633
Jasper County
King Towers                     337,383                                         (40,680)        296,703
Meherrin Landings
Nantucket Apts.                 274,141                                         (18,516)        255,625
Newton Apts.
Oak Hill I                      241,932                                         (52,786)        189,146
Oakview Apts.
Oakwood Park I                                    1,640          (1,640)
Oakwood Park II                                     864            (864)
Pachuta Apts.
Parkway Towers                1,558,737                         (15,590)        164,843       1,707,990
Pebbleshire Apts.                                 9,840          (9,840)
Pinebrook Apts.                 679,155                                          49,671         728,826
Rand Grove Village              822,741                         (24,284)       (279,606)        518,851
Richards Park Apts.                               1,022          (1,022)
Ridgewood Towers                721,120                        (224,604)        120,236         616,752
Shubuta Properties
South Glen Apts.                323,984         (15,000)        (23,763)       (275,916)          9,305
South Park Apts.                                  1,098          (1,098)
Sunland Terrace
Tradewinds East Apts.         1,634,847                                         (24,471)      1,610,376
Warren Heights Apts. II         308,241                          (3,915)        (20,250)        284,076
White Cliffs Apts.              246,471                          (1,031)        (35,051)        210,389
Yorkview Estates                148,687                          (3,941)        (10,277)        134,469
                           ------------    ------------    ------------    ------------    ------------
                           $ 19,757,594    $      4,350    $   (649,950)   $   (511,033)   $ 18,600,961
                           ============    ============    ============    ============    ============

                                                                        SCHEDULE
                                                                     (Continued)
                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Year Ended December 31, 1994
                             ----------------------------------------------------------------------------
                                                                  Cash           Equity
                               Balance                           Distri-           in           Balance
                             January 1,         Capital         butions          Income      December 31,
Limited Partnerships            1995         Contributions      Received         (Loss)          1994
--------------------        ------------     -------------     -----------    ------------    ------------
Anthracite Apts.             $ 1,082,364     $                    $(25,948)   $  (18,549)     $ 1,037,867
Aristocrat Manor                 711,571                                         (51,473)         660,098
Arkansas City Apts.
Arrowsmith Apts.                 499,723                               -         (30,391)         469,332
Ashland Manor                                     15,276           (15,276)
Bangor House                   1,552,706                           (33,006)       89,360        1,609,060
Bellair Manor Apts.              335,256                            (9,693)      (20,495)         305,068
Birch Manor I                                     10,154           (10,154)
Birch Manor II                                     3,288            (3,288)
Bluewater Apts.                1,764,963                           (13,502)       46,202        1,797,663
Center City Apts.              1,965,002                           (36,470)      105,341        2,033,873
Clarkwood Apts. I                                  6,543            (6,543)
Clarkwood Apts. II                                 7,613            (7,613)
Cleveland I                      198,885                           (77,743)       12,276          133,418
Cleveland II                     188,636                           (26,191)        3,989          166,434
Cleveland III                    45,999                             (8,437)       (6,965)          30,597
Danbury Park Manor
Desoto Apts.                     209,309                           (27,077)       (3,780)         178,452
Dexter Apts.                     212,500                           (17,987)      (45,154)         149,359
Edgewood Terrace II            1,138,047                           (32,298)     (171,241)         934,508
Goodlette Arms Apts.           2,603,418                            (1,485)      (58,643)       2,543,290
Hampshire House Apts.
Henrico Arms                     214,044                           (22,021)     (192,023)            -
Ivywood Apts.                    491,855                           (17,327)      (63,392)         411,136
Jasper County
King Towers                      409,865                            (4,871)      (67,611)         337,383
Meherrin Landings
Nantucket Apts.                  299,135                           (10,403)      (14,591)         274,141
Newton Apts.
Oak Hill I                       358,228                           (10,426)     (105,870)         241,932
Oakview Apts.
Oakwood Park I                                     8,137            (8,137)
Oakwood Park II                                    7,239            (7,239)
Pachuta Apts.
Parkway Towers                 1,523,261                           (16,131)       51,607        1,558,737
Pebbleshire Apts.                                 25,838           (25,838)
Pinebrook Apts.                  983,052                                        (303,897)         679,155
Rand Grove Village               955,840                           (24,284)     (108,815)         822,741
Richards Park Apts.                                7,576            (7,576)
Ridgewood Towers                 880,227                          (267,282)      108,175          721,120
Shubuta Properties
South Glen Apts.                 454,860                           (23,763)     (107,113)         323,984
South Park Apts.                                  19,119           (19,119)
Sunland Terrace
Tradewinds East Apts.          1,681,237                           (19,388)      (27,002)       1,634,847
Warren Heights Apts. II          350,469                            (9,929)      (32,299)         308,241
White Cliffs Apts.               298,180                            (4,993)      (46,716)         246,471
Yorkview Estates                 181,795                           (17,675)      (15,433)         148,687
                             -----------       ---------        ----------   -----------      -----------
                             $21,590,427       $ 110,783        $ (869,113)  $(1,074,503)     $19,757,594
                             ===========       =========        ==========   ===========      ===========

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VII
       INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994


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

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                      REAL ESTATE ASSOCIATES LIMITED VII
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                                            BUILDINGS, FURNISHINGS
                                       NUMBER   OUTSTANDING                       & EQUIPMENT
                                         OF       MORTGAGE                      AMOUNT CARRIED                    ACCUMULATED
PARTNERSHIP/LOCATION                   UNITS       LOAN           LAND        AT CLOSE OF PERIOD      TOTAL       DEPRECIATION
--------------------                   ------   -----------     --------   ----------------------   ----------    ------------
ANTHRACITE APARTMENTS                   121     $3,476,966      $132,875          $4,247,165        $4,380,040     $1,639,16?
  Piaston, PA

ARISTOCRAT MANOR                        113      1,201,620       265,158           3,007,932         3,273,090      1,168,45?
  Hot Springs, AR

ARKANSAS CITY APARTMENTS                 16        500,268        22,416             504,920           527,336        142,97?
  Arkansas City, AR

BANGOR HOUSE                            121      3,879,192       125,277           6,507,809         6,633,086      2,320,20?
  Bangor ME

BLUEWATER APARTMENTS                    116      1,786,321       130,163           3,787,990         3,918,153      1,624,58?
  Port Huron, MI

CENTER CITY APARTMENTS                  176      4,953,112       216,196           6,148,217         6,364,413      2,397,55?
  Hazelton, PA

CLEVELAND APARTMENTS I                   50        816,296        60,000           1,406,756         1,466,756        740,62?
  Hayti, MO

CLEVELAND APARTMENTS II                  50        807,295        50,000           1,427,920         1,477,920        734,13?
  Hayti, MO

CLEVELAND APARTMENTS III                 21        358,570        25,000             604,465           629,465        324,19?
  Hayti, MO

DANBURY PARK MANOR                      151      1,934,112       183,752           4,434,935         4,618,687      1,777,97?
  Superior Township, MI

DESOTO APARTMENTS                        42        677,371        50,000           1,223,646         1,273,646        621,92?
  Desoto, MO

DEXTER APARTMENTS                        50        816,383        50,000           1,522,911         1,572,911        787,78?
  Dexter, MO

GOODLETTE ARMS APARTMENTS               250      3,116,476       500,000           6,948,002         7,448,002      2,979,38?
  Naples, FL

HENRICO ARMS                            232      2,946,479       206,980           3,783,137         3,990,117      3,402,79?
  Richmond, VA

JASPER COUNTY PROP.                      24        664,804        33,000             770,478           803,478        653,01?
  Heidelberg, MS

MEHERRIN LANDINGS                        42      1,253,760       105,000           1,283,499         1,388,499        804,62?
  Emporia, VA

NEWTON APARTMENTS                        36        958,324        55,017           1,053,680         1,108,697        935,68?
  Newton, MS

OAKVIEW APARTMENTS                       32      1,113,354        75,000           1,153,487         1,228,487        310,62?
  Monticello, AR

PACHUTA APARTMENTS                       16        446,306        20,680             489,524           510,204        431,95?
  Pachuta, MS

PARKWAY TOWERS APARTMENTS               104      1,453,797       287,919           4,077,524         4,365,443      3,304,7??
  East Providence, RI

RAND GROVE VILLAGE                      212      2,844,395       491,000           6,335,858         6,826,858      4,033,37?
  Palatine, IL

SHUBUTA PROPERTIES                       16        447,517        23,179             537,279           560,458        436,00?
  Shubuta, MS

SOUTH GLEN APARTMENTS                   159      2,857,548       298,089           4,779,323         5,077,412      3,413,7??
  Trenton, MI

SUNLAND TERRACE                          80      2,416,624        55,500           2,990,298         3,045,798      1,508,2??
  Phoenix, AZ

TRADEWINDS EAST APARTMENTS              150      2,352,652       117,692           5,172,205         5,289,897      2,197,6??
  Essexville, MI

ARROWSMITH APARTMENTS                    70      1,287,638       252,480           2,312,151         2,564,631      1,075,5??
  Corpus Christi, TX

ASHLAND MANOR                           189      2,291,775        91,530           4,484,942         4,576,472      2,206,1??
  Toledo, OH

BELLAIR MANOR APARTMENTS                 68        928,644       152,995           1,597,944         1,750,939        695,5??
  Niles, OH

BIRCH MANOR APARTMENTS I                 60        608,953        60,889           1,373,175         1,434,064        604,4??
  Medina, OH

BIRCH MANOR APARTMENTS II                60        780,853        50,284           1,432,405         1,482,689        623,6??
  Medina, OH

CLARKWOOD APARTMENTS I                   72        670,857        68,841           1,592,455         1,661,296        698,7??
  Elyria, OH

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                      REAL ESTATE ASSOCIATES LIMITED VII
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                                            BUILDINGS, FURNISHINGS
                                       NUMBER   OUTSTANDING                       & EQUIPMENT
                                         OF       MORTGAGE                      AMOUNT CARRIED                    ACCUMULATED
PARTNERSHIP/LOCATION                   UNITS       LOAN           LAND        AT CLOSE OF PERIOD      TOTAL       DEPRECIATION
--------------------                   ------   -----------     --------   ----------------------   ----------    ------------
CLARKWOOD APARTMENTS                     120    $ 1,221,690    $   92,510        $  2,730,574      $  2,823,084    $ 1,197,35?
  Elyria, OH

HAMPSHIRE HOUSE APARTMENT                150      2,984,173       101,163           4,062,821         4,163,984      1,761,35?
  Warren, OH

IVYWOOD APARTMENTS                       124      1,716,635       200,184           3,020,686         3,220,870      1,312,87?
  Columbus, OH

KING TOWERS                               68        794,907        97,919           1,532,422         1,630,341        664,14?
  Cincinnati, OH

NANTUCKET APARTMENTS                      60        655,856        34,676           1,344,874         1,379,550        587,11?
  Alliance, OH

OAK HILL APARTMENTS                      120      1,922,818        75,834           3,173,971         3,249,805      1,374,98?
  Franklin, PA

OAKWOOD PARK I APARTMENTS                 50        261,487        63,123             889,197           952,320        392,37?
  Lorain, OH

OAKWOOD PARK II APARTMENTS                78        469,269       102,202           1,437,489         1,539,691        633,07?
  Lorain, OH

RICHARDS PARK APARTMENTS                  60        753,567        52,416           1,448,588         1,501,004        629,82?
  Elyria, OH

SOUTH PARK APARTMENTS                    138      1,045,107       135,579           2,852,592         2,988,171      1,248,95?
  Elyria, OH

WARREN HEIGHTS APARTMENTS II              88      1,221,749        21,803           2,268,950         2,290,753        983,90?
  Warren, OH

WHITE CLIFF APARTMENTS                    72      1,165,792        62,911           1,966,523         2,029,434        850,88?
  Cincinnati, OH

YORKVIEW ESTATES                          50        679,271        22,049           1,240,379         1,262,428        538,70?
  Massillon, OH

EDGEWOOD TERRACE II                      258      4,008,850       525,000           9,676,726        10,201,726      5,981,12?
  Washington, DC

PEBBLESHIRE APARTMENTS                   120      1,969,775       359,943           4,311,798         4,671,741      1,804,03?
  Vernon Hills, IL

PINEBROOK APARTMENTS                     136      1,546,321       265,172           3,569,357         3,834,529      1,500,52?
  Lansing, MI

RIDGEWOOD TOWERS                         140      2,624,968        88,658           6,403,429         6,492,087      3,784,29?
  Moline, IL

Additional basis of real estate due to
  capital contribution to investee
  limited partnership                                             332,570           8,022,823         8,355,393      4,789,64?
                                       -----    -----------    ----------        ------------      ------------    -----------
TOTAL                                  4,731    $75,690,497    $6,890,624        $146,945,231      $153,835,855    $74,627,83?
                                       =====    ===========    ==========        ============      ============    ===========

                                                                    SCHEDULE III
                                                                     (Continued)



                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1996


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

          3.     Investments in property and equipment:

                                                                      Buildings,
                                                                     Furnishings,
                                                                           And
                                                  Land                Equipment                 Total
                                                  ----               -----------                -----
Balance, January 1, 1994                        $6,735,343             $143,853,561            $150,588,904

Net additions - 1994                                36,000                1,077,123               1,113,123
                                                ----------             ------------            ------------

Balance, December 31, 1994                       6,771,343              144,930,684             151,702,027

Net additions - 1995                                31,400                  755,312                 786,712
                                                ----------             ------------            ------------

Balance, December 31, 1995                       6,802,743              145,685,996             152,488,739

Net additions - 1996                                87,881                1,259,235               1,347,116
                                                ----------             ------------            ------------

Balance, December 31, 1996                      $6,890,624             $146,945,231            $153,835,855
                                                ==========             ============            ============

                                                                    SCHEDULE III
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1996


                                                                    Buildings,
                                                                   Furnishings
                                                                      And
                                                                    Equipment
                                                                 --------------
ACCUMULATED DEPRECIATION:
------------------------

Balance, January 1, 1994                                           $56,767,167

Net additions, 1994                                                  5,731,210
                                                                   -----------

Balance, December 31, 1994                                          62,498,377

Net additions, 1995                                                  6,563,752
                                                                   -----------

Balance, December 31, 1995                                          69,062,129

Net additions, 1996                                                  5,565,703
                                                                   -----------

Balance, December 31, 1996                                         $74,627,832
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 14.     FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Deficiency for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

(13)  Annual report to security holders:  Pages 96 to 105.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED VII

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


_______________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


_______________________________________________
Bruce E. Nelson
Director and President


_______________________________________________
Alan I. Casden
Director


_______________________________________________
Henry C. Casden
Director


_______________________________________________
Brian D. Goldberg
Director


_______________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


_______________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller