Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 1997-05-19
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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


                             Yes    X     No
                                  ----       ----

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, March 31, 1997 and December 31, 1996.........................................1

              Statements of Operations,
                     Three Months Ended March 31, 1997 and 1996............................................2

              Statement of Partners' Deficiency,
                     Three Months Ended March 31, 1997.....................................................3

              Statements of Cash Flows,
                     Three Months Ended March 31, 1997 and 1996............................................4

              Notes to Financial Statements................................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation....................................................9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................................................10

      Item 6.  Exhibits and Reports on Form 8-K...........................................................10

      Signatures..........................................................................................11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                             MARCH 31, 1997 AND 1996


                                     ASSETS

                                                                             1997           1996
                                                                         (Unaudited)      (Audited)
                                                                        ------------    ------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                            $ 17,626,834    $ 17,873,759

CASH                                                                         295,831         342,631

OTHER ASSETS                                                                 105,129         105,129
                                                                        ------------    ------------

          TOTAL ASSETS                                                  $ 18,027,794    $ 18,321,519
                                                                        ============    ============


                                 LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     NOTES PAYABLE (Note 3)                                             $ 24,869,501    $ 24,869,501

     ACCRUED INTEREST PAYABLE (Note 3)                                    24,866,444      24,393,044

     ACCRUED FEES DUE GENERAL PARTNER (Note 4)                             3,314,764       3,213,854

     ACCOUNT PAYABLE AND OTHER LIABILITIES                                    11,481          22,582
                                                                        ------------    ------------


COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)                             53,062,190      52,498,981
                                                                        ------------    ------------


PARTNERS' (DEFICIENCY):
     General partners                                                       (673,474)       (664,905)
     Limited partners                                                    (34,360,922)    (33,512,557)
                                                                        ------------    ------------

                                                                         (35,034,396)    (34,177,462)
                                                                        ------------    ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                              $ 18,027,794    $ 18,321,519
                                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



                                            1997         1996
                                         ---------    ---------

INTEREST INCOME                          $   2,905    $   4,597
                                         ---------    ---------

OPERATING EXPENSES:
     Interest expense                      579,554      580,856
     Management fees - general partner     185,910      185,910
     General and administrative             22,778       21,086
     Legal and accounting                   40,225       57,775
                                         ---------    ---------

                                           828,467      845,627
                                         ---------    ---------

LOSS FROM OPERATIONS                      (825,562)    (841,030)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                       24,628         --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                 (56,000)     (33,000)
                                         ---------    ---------

NET LOSS                                 $(856,934)   $(874,030)
                                         =========    =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                            $     (41)   $     (42)
                                         =========    =========









   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                  General         Limited
                                  Partners        Partners          Total
                                ------------    ------------    ------------
PARTNERSHIP INTERESTS
     March 31, 1997                                20,802
                                                ============

PARTNERS' DEFICIENCY
     at January 1, 1997         $   (664,905)   $(33,512,557)   $(34,177,462)

Net loss for the three months
     ended March 31, 1997             (8,569)       (848,365)       (856,934)
                                ------------    ------------    ------------

PARTNERS' DEFICIENCY,
     March 31, 1997             $   (673,474)   $(34,360,922)   $(35,034,396)
                                ============    ============    ============






















   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                                 1997         1996
                                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                              $(856,934)   $(874,030)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                           56,000       33,000
              Increase in accrued interest payable                              473,400      341,611
              Increase in accrued fees and expenses
                 due general partner                                            100,910      125,910
              (Decrease) increase in accounts payable and other liabilities     (11,101)      25,367
                                                                              ---------    ---------

                    Net cash used in operating activities                      (237,725)    (348,142)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                190,925      427,675
                                                                              ---------    ---------

NET (DECREASE) INCREASE IN CASH                                                 (46,800)      79,533

CASH, BEGINNING OF PERIOD                                                       342,631      352,652
                                                                              ---------    ---------

CASH, END OF PERIOD                                                           $ 295,831    $ 432,185
                                                                              =========    =========











   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1996 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

      METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

      The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lines of the underlying assets, which is generally 30 years.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH

      The Partnership has its cash on deposit primarily with one high credit quality financial institution. Such cash is in excess of the FDIC insurance limit.

      INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      The following is a summary of the investment in limited partnerships as of March 31, 1997:

      Balance, beginning of period                                         $17,873,759
      Cash distributions recognized as a return of capital                    (190,925)
      Amortization of acquisition costs                                        (31,000)
      Equity in income of limited partnerships                                 (25,000)
                                                                           -----------

      Balance, end of period                                               $17,626,834
                                                                           ===========

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                              1997           1996
                                          -----------   -----------
      Revenues:
           Rental and other               $ 6,964,000   $ 6,786,000
                                          -----------   -----------

      Expenses:
           Depreciation                     1,368,000     1,349,000
           Interest                         1,107,000     1,043,000
           Operating                        4,905,000     4,800,000
                                          -----------   -----------

                                            7,380,000     7,192,000
                                          -----------   -----------

                 Net loss                 $   416,000   $  (406,000)
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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $185,910 for the three months ended March 31, 1997 and 1996.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,449 and $9,975 for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                 MARCH 31, 1997


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership's Corporate General Partner is involved in various lawsuits, including the following related to REAL VII:

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

                                 MARCH 31, 1997


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


                                 REAL ESTATE ASSOCIATES LIMITED VII
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp., General Partner


                                 Date:
                                      ------------------------------


                                 By:
                                      ------------------------------
                                        Bruce Nelson
                                        President



                                 Date:
                                      ------------------------------


                                 By:
                                      ------------------------------
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer


                                 Date:
                                      ------------------------------