Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 1997-08-19
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, June 30, 1997 and December 31, 1996 ............1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1997 and 1996 .......2

              Statement of Partners' Deficiency,
                     Six Months Ended June 30, 1997 ..........................3

              Statements of Cash Flows,
                     Six Months Ended June 30, 1997 and 1996 .................4

              Notes to Financial Statements ..................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation ......................9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................10

      Item 6.  Exhibits and Reports on Form 8-K..............................10

      Signatures.............................................................11

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                     1997               1996
                                                                 (Unaudited)         (Audited)
                                                                 ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                     $ 16,833,786       $ 17,873,759

CASH                                                                  496,001            342,631

OTHER ASSETS                                                          105,129            105,129
                                                                 ------------       ------------

          TOTAL ASSETS                                           $ 17,434,916       $ 18,321,519
                                                                 ============       ============


                             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                      $ 24,869,501       $ 24,869,501
     Accrued interest payable (Note 3)                             24,989,846         24,393,044
     Accrued fees and expenses due general partner (Note 4)         3,490,674          3,213,854
     Account payable and other liabilities                              9,201             22,582
                                                                 ------------       ------------

                                                                   53,359,222         52,498,981
                                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' DEFICIENCY:
     General partners                                                (682,373)          (664,905)
     Limited partners                                             (35,241,933)       (33,512,557)
                                                                 ------------       ------------

                                                                  (35,924,306)       (34,177,462)
                                                                 ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                       $ 17,434,916       $ 18,321,519
                                                                 ============       ============




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                             Six months      Three months       Six months      Three months
                                               ended             ended             ended            ended
                                           June 30, 1997     June 30, 1997     June 30, 1996    June 30, 1996
                                           -------------     -------------     -------------    -------------
INTEREST INCOME                             $     7,258       $     4,353       $     9,313       $   4,715
                                            -----------       -----------       -----------       ---------

OPERATING EXPENSES:
     Interest expense                         1,172,396           592,842         1,161,714         580,856
     Management fees - general partner          371,820           185,910           371,820         185,910
     General and administrative                  60,669            37,891            45,056          23,970
     Legal and accounting                        78,004            37,779            63,185           5,410
                                            -----------       -----------       -----------       ---------

                                              1,682,889           854,422         1,641,775         796,146
                                            -----------       -----------       -----------       ---------

LOSS FROM OPERATIONS                         (1,675,631)         (850,069)       (1,632,462)       (791,431)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                            40,787             16159            57,515          57,515

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                     (112,000)          (56,000)          (66,000)        (33,000)
                                            -----------       -----------       -----------       ---------

NET LOSS                                    $(1,746,844)      $  (889,910)      $(1,640,947)      $(766,916)
                                            ===========       ===========       ===========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                               $       (84)      $       (42)      $       (79)      $     (37)
                                            ===========       ===========       ===========       =========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                  General          Limited
                                 Partners          Partners            Total
                                 ---------       ------------       ------------
PARTNERSHIP INTERESTS
     June 30, 1997                                     20,802
                                                 ============

PARTNERS' DEFICIENCY
     at January 1, 1997          $(664,905)      $(33,512,557)      $(34,177,462)

Net loss for the six months
     ended June 30, 1997           (17,468)        (1,729,376)        (1,746,844)
                                 ---------       ------------       ------------

PARTNERS' DEFICIENCY,
     June 30, 1997               $(682,373)      $(35,241,933)      $(35,924,306)
                                 =========       ============       ============














   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                         1997              1996
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $(1,746,844)      $(1,640,947)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                    112,000            66,000
              Increase in accrued interest payable                        596,802           822,668
              Increase in accrued fees and expenses
                 due general partner                                      276,820           276,820
              Decrease in accounts payable and other liabilities          (13,381)          (10,778)
                                                                      -----------       -----------

                    Net cash used in operating activities                (774,603)         (486,237)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                          927,973           450,920
                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH                                           153,370           (35,317)

CASH, BEGINNING OF PERIOD                                                 342,631           352,652
                                                                      -----------       -----------

CASH, END OF PERIOD                                                   $   496,001       $   317,335
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
       Cash paid during the period for interest                       $   575,594       $   339,046
                                                                      ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at June 30, 1997, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      The following is a summary of the investment in limited partnerships for the six months ended June 30, 1997:

      Balance, beginning of period                                 $17,873,759
      Cash distributions recognized as a return of capital            (927,973)
      Amortization of acquisition costs                                (96,000)
      Equity in loss of limited partnerships                           (16,000)
                                                                   -----------

      Balance, end of period                                       $16,833,786
                                                                   ===========

      The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                               Six months        Three months        Six months       Three months
                                  ended              ended              ended             ended
                              June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                              -------------      -------------      -------------     -------------
      Revenues:
        Rental and other      $ 13,928,000       $  6,964,000       $ 13,572,000       $ 6,786,000
                              ------------       ------------       ------------       -----------

      Expenses:
        Depreciation             2,736,000          1,368,000          2,698,000         1,349,000
        Interest                 2,034,000          1,017,000          2,086,000         1,043,000
        Operating                9,990,000          4,995,000          9,600,000         4,800,000
                              ------------       ------------       ------------       -----------

                                14,760,000          7,380,000         14,384,000         7,192,000
                              ------------       ------------       ------------       -----------

             Net loss         $   (832,000)      $   (416,000)      $   (812,000)      $  (406,000)
                              ============       ============       ============       ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $372,000 for the six months ended June 30, 1997 and 1996.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 and $20,000 for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1997


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

      The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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


                                    REAL ESTATE ASSOCIATES LIMITED VII
                                    (a California limited partnership)


                                    By:  National Partnership Investments Corp.,
                                         General Partner



                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                    Date:
                                          --------------------------------------



                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                    Date:
                                          --------------------------------------