Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 1997-11-17
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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


                                  Yes [X] No[ ]

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, September 30, 1997 and December 31, 1996 ........1

           Statements of Operations,
                 Nine and Three Months Ended September 30, 1997 and 1996 ...2

           Statement of Partners' Deficiency,
                 Nine Months Ended September 30, 1997 ......................3

           Statements of Cash Flows,
                 Nine Months Ended September 30, 1997 and 1996 .............4

           Notes to Financial Statements ...................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ........................9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................10

     Item 6.  Exhibits and Reports on Form 8-K.............................10

     Signatures............................................................11


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                  1997             1996
                                                            (Unaudited)        (Audited)
                                                         -------------    -------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)              $ 16,764,277     $ 17,873,759

CASH                                                           350,383          342,631

OTHER ASSETS                                                   105,129          105,129
                                                          ------------     ------------

    TOTAL ASSETS                                          $ 17,219,789     $ 18,321,519
                                                          ============     ============


             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
  Notes payable (Note 3)                                  $ 24,869,501     $ 24,869,501
  Accrued interest payable (Note 3)                         25,566,447       24,393,044
  Accrued fees and expenses due general partner (Note 4)     3,576,584        3,213,854
  Account payable and other liabilities                         27,308           22,582
                                                          ------------     ------------

                                                            54,039,840       52,498,981
                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' DEFICIENCY:
  General partners                                            (691,331)        (664,905)
  Limited partners                                         (36,128,720)     (33,512,557)
                                                          ------------     ------------

                                                           (36,820,051)     (34,177,462)
                                                          ------------     ------------
TOTAL LIABILITIES AND PARTNERS'
  DEFICIENCY                                              $ 17,219,789     $ 18,321,519
                                                          ============     ============



              The accompanying notes are an integral part of these
                             financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                              Nine months        Three months     Nine months       Three months
                                                 ended               ended            ended            ended
                                            Sept. 30, 1997      Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                                            -------------       --------------   --------------   ---------------

INTEREST INCOME                               $    11,744         $     4,486         $    13,643         $     4,330
                                              -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Interest expense                           1,758,594             586,198           1,742,569             580,856
     Management fees - general partner            557,730             185,910             557,730             185,910
     General and administrative                    93,834              33,165              66,078              21,023
     Legal and accounting                         122,962              44,958              64,720               1,535
                                              -----------         -----------         -----------         -----------

                                                2,533,120             850,231           2,431,097             789,324
                                              -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                           (2,521,376)           (845,745)         (2,417,454)           (784,994)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                              46,787               6,000              57,515                --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS                       (168,000)            (56,000)            (99,000)            (33,000)
                                              -----------         -----------         -----------         -----------

NET LOSS                                      $(2,642,589)        $  (895,745)        $(2,458,939)        $   (817,994)
                                              ===========         ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                 $      (127)        $       (42)        $      (118)        $       (37)
                                              ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                     General           Limited
                                    Partners          Partners              Total
                                  -----------     -------------      -------------
PARTNERSHIP INTERESTS
    September 30, 1997                                  20,802
                                                  ============

PARTNERS' DEFICIENCY
    at January 1, 1997           $   (664,905)     $(33,512,557)     $(34,177,462)

Net loss for the nine months
    ended September 30, 1997          (26,426)       (2,616,163)       (2,642,589)
                                 ------------      ------------      ------------

PARTNERS' DEFICIENCY,
    September 30, 1997           $   (691,331)     $(36,128,720)     $(36,820,051)
                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                           1997               1996
                                                                        ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $(2,651,218)     $(2,458,939)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Equity in loss of limited partnerships
          and amortization of additional basis
          and acquisition costs                                             168,000           99,000
        Increase in accrued interest payable                              1,173,403        1,387,243
        Increase in accrued fees and expenses
          due general partner                                               362,730          397,729
      Increase (decrease) in accounts payable and other liabilities          13,355          (12,930)
                                                                        -----------      -----------

          Net cash used in operating activities                            (933,730)        (587,897)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships recognized
        as a return of capital                                              941,482          483,809
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH                                               7,752         (104,088)

CASH, BEGINNING OF PERIOD                                                   342,631          352,652
                                                                        -----------      -----------

CASH, END OF PERIOD                                                     $   350,383      $   248,564
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid during the period for interest                          $   585,191      $   355,326
                                                                        ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1996 prepared by Real Estate Associates Limited VII (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1997:

     Balance, beginning of period                            $ 17,873,759
     Cash distributions recognized as a return of capital        (941,482)
     Amortization of acquisition costs                           (144,000)
     Equity in loss of limited partnerships                       (24,000)
                                                             ------------
     Balance, end of period                                  $ 16,764,277
                                                             ============

     The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                           Nine months        Three months        Nine months         Three months
                              ended              ended               ended               ended
                         Sept. 30, 1997      Sept. 30, 1997     Sept. 30, 1996       Sept. 30, 1996
                          ------------        ------------        ------------        ------------
Revenues:
   Rental and other       $ 20,892,000        $  6,964,000        $ 20,358,000        $  6,786,000

Expenses:
   Depreciation              4,104,000           1,368,000           4,047,000           1,349,000
   Interest                  3,051,000           1,017,000           3,129,000           1,043,000
   Operating                14,985,000           4,995,000          14,400,000           4,800,000
                          ------------        ------------        ------------        ------------

                            22,140,000           7,380,000          21,575,000           7,192,000
                          ------------        ------------        ------------        ------------

      Net loss            $ (1,248,000)       $   (416,000)       $ (1,218,000)       $   (406,000)
                          ============        ============        ============        ============

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $36,224 for the nine months ended September 30, 1997.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



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

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $558,000 for the nine months ended September 30, 1997 and 1996.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $32,500 and $32,600 for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1997


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

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $36,224 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           REAL ESTATE ASSOCIATES LIMITED VII
                           (a California limited partnership)


                           By: National Partnership Investments Corp.
                               General Partner



                                ------------------------------------------------
                                Bruce Nelson
                                President


                            Date:
                                 -----------------------------------------------




                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:
                                 -----------------------------------------------