Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 1998-04-15
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                     0-13810
                       REAL ESTATE ASSOCIATES LIMITED VII
                        A CALIFORNIA LIMITED PARTNERSHIP
                  I.R.S. Employer Identification No. 95-3290316
         9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211
        Registrant's Telephone Number, Including Area Code (310) 278-2191
      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

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

ITEM 1. BUSINESS

Real Estate Associates Limited VII ("REAL VII" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 24, 1983. On February 1, 1984, the Partnership offered 2,600 units consisting of 10,400 limited partnership interests and warrants to purchase a maximum of 5,200 additional limited partnership interests through a public offering managed by E.F. Hutton Inc.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum and two unrelated individuals as limited partners. The business of the Partnership is conducted primarily by NAPICO.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

The Partnership holds limited partnership interests in thirty-one local limited partnerships as of December 31, 1997. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in sixteen additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in forty-seven local limited partnerships. The other general partner of REA IV is NAPICO. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The partnerships in which the Partnership has invested are principally existing local limited partnerships. The Partnership became the limited partner in these local limited partnerships pursuant to arm's-length negotiations with the local partnership's general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed local partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains the responsibility of maintaining, operating and managing the project. Under certain circumstances of default, the Partnership has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale or refinancing, etc.

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

During 1997, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1997, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.




            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1997


                                               Units Authorized
                                                  For Rental
                                               Assistance Under
                                                 Section 8 or
                                                  Other Rent
                                No. of            Supplement                Units       Percentage of
Name & Location                  Units              Program               Occupied       Total Units
---------------                 ------         ----------------           --------      -------------
Anthracite Apts.                  121               121/  0                 119              98%
  Pittston, PA

Aristocrat Manor                  114               114/  0                  83              73%
  Hot Springs, AR

Arkansas City Apts.                16                 4/  7                   9              56%
  Arkansas City, AR

Arrowsmith Apts.                   70                70/  0                  68              97%
  Corpus Christi, TX

Ashland Manor                     189               189/  0                 181              96%
  Toledo, OH

Bangor House                      121               121/  0                 120              99%
  Bangor, ME

Bellair Manor Apts.                68                 7/  7                  66              97%
  Niles, OH

Birch Manor Apts. I                60                12/  0                  57              95%
  Medina, OH

Birch Manor Apts II                60                 6/  0                  55              92%
  Medina, OH

Bluewater Apts.                   116                  None                 109              94%
  Port Huron, MI

Center City                       176               175/  0                 176             100%
  Hazelton, PA

Clarkwood Apts. I                  72                24/  0                  69              96%
  Elyria, OH

Clarkwood Apts. II                120                39/  0                 120             100%
  Elyria, OH

Cleveland Apts. I                  50                50/  0                  49              98%
  Hayti, MO

Cleveland Apts. II                 50                50/  0                  50             100%
  Hayti, MO

Cleveland Apts. III                21                21/  0                  20              95%
  Hayti, MO

Danbury Park Manor                151                85/  0                 142              94%
  Superior Township, MI

Desoto Apts.                       42                42/  0                  42             100%
  Desoto, MO

Dexter Apts.                       50                50/  0                  49              98%
  Dexter, MO

Edgewood Terrace II               258               103/  0                 245              95%
  Washington, DC

Goodlette Arms Apts.              250                  None                 249             100%
  Naples, FL

Hampshire House                   150               150/  0                 142              95%
  Warren, OH

Henrico Arms                      232               232/  0                 232             100%
  Richmond, VA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)


                                              Units Authorized
                                                 For Rental
                                              Assistance Under
                                                Section 8 or
                                                 Other Rent
                               No. of            Supplement                Units       Percentage of
Name & Location                 Units              Program               Occupied       Total Units
---------------                ------         ----------------           --------      -------------
Ivywood Apts.                     124                75/  0                 123              99%
  Columbus, OH

Jasper County Prop.                24                  None                  22              92%
  Heidelberg, MS

King Towers                        68                14/  0                  68             100%
  Cincinnati, OH

Nantucket Apts.                    60                59/  0                  59              98%
  Alliance, OH

Newton Apts.                       36                  None                  30              83%
  Newton, MS

Oak Hill Apts.                    120                82/  0                 119              99%
  Franklin, PA

Oakview Apts.                      32                  None                  28              88%
  Monticello, AR

Oakwood Park I Apts                50                  None                  49              98%
  Lorain, OH

Oakwood Park II Apts               78                  None                  78             100%
  Lorain, OH

Pachuta Apartments                 16                  None                  16             100%
  Pachuta, MS

Parkway Towers Apt                104               103/  0                 103              99%
  E. Providence, RI

Pebbleshire Apts.                 120                24/  0                 118              98%
  Vernon Hills, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)


                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent
                               No. of              Supplement             Units        Percentage of
Name & Location                 Units                Program            Occupied        Total Units
---------------                ------           ----------------        --------       -------------
Pinebrook Apts.                   136               109/  0                 128              94%
  Lansing, MI

Rand Grove Village                212               212/  0                 191              90%
  Palatine, IL

Richards Park Apts.                60                24/  0                  56              93%
  Elyria, OH

Ridgewood Towers                  140               140/  0                 139              99%
  Moline, IL

Shubuta Properties                 16                  None                  15              94%
  Shubuta, MS

South Glen Apts.                  159                27/  0                 157              99%
  Trenton, MI

South Park Apts.                  138               138/  0                 135              98%
  Elyria, OH

Sunland Terrace                    80                80/  0                  80             100%
  Phoenix, AZ

Tradewinds East                   150                  None                 143              95%
  Essexville, MI

Warren Heights Apts II             88                87/  0                  83              94%
  Warren, OH

White Cliff Apts.                  72                72/  0                  71              99%
  Cincinnati, OH

Yorkview Estates                   50                50/  0                  49              98%
  Massillon, OH
                                -----             ---------               -----

  TOTAL                         4,690             2,961/ 14               4,512              96%
                                =====             =========               =====

ITEM 2.     PROPERTIES

The local limited and general partnerships in which the Partnership holds interests owns various multi-family properties. See Item 1 for information pertaining to these properties.

ITEM 3.     LEGAL PROCEEDINGS

As of December 31, 1997, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuit. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

John Mitchell v. Oakwood Apartments, NAPICO et al., Case No. 94CV112108, Court of Common Pleas, Lorain County, Ohio. On March 31, 1994, the Plaintiff filed a lawsuit alleging that on May 5, 1992, while returning to his apartment (Oakwood Apartments, Lorain, Ohio) he tripped and sustained mental and physical injuries. The Plaintiff voluntarily dismissed his action and a Notice of Voluntary Dismissal without prejudice was filed. The Plaintiff, however, refiled the action which was settled for $9,000 on December 16, 1997.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton, Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 3,284 registered holders of units in the Partnership. No distributions have been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.       SELECTED FINANCIAL DATA:


                                                                   Year Ended December 31,
                                --------------------------------------------------------------------------------------------
                                    1997                1996                1995                1994                1993
                                ------------        ------------        ------------        ------------        ------------
Loss From Operations            $ (3,472,967)       $ (3,240,566)       $ (3,234,086)       $ (3,225,472)       $ (3,245,333)

Distributions From
   Limited Partnerships
   Recognized as Income              234,084              63,515              19,632             249,371             190,767

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs                 (61,791)           (243,392)           (511,033)         (1,074,503)         (1,325,646)
                                ------------        ------------        ------------        ------------        ------------

Net Loss                        $ (3,300,674)       $ (3,420,443)       $ (3,725,487)       $ (4,050,604)       $ (4,380,212)
                                ============        ============        ============        ============        ============

Net Loss per Limited
   Partnership Interest         $       (159)       $       (164)       $       (179)       $       (193)       $       (211)
                                ============        ============        ============        ============        ============



Total assets                    $ 17,422,816        $ 18,321,519        $ 19,183,742        $ 20,411,116        $ 22,203,347
                                ============        ============        ============        ============        ============

Investments in Limited
   Partnerships                 $ 16,870,487        $ 17,873,759        $ 18,600,961        $ 19,757,594        $ 21,590,427
                                ============        ============        ============        ============        ============

Notes Payable                   $ 24,869,501        $ 24,869,501        $ 24,869,501        $ 24,869,501        $ 24,869,501
                                ============        ============        ============        ============        ============

Fees and Expenses Due to
   General Partner              $  3,762,494        $  3,213,854        $  2,630,214        $  2,041,574        $  1,597,934
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

In the current year, the fees and expenses due the general exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

CAPITAL RESOURCES

The Partnership received $39,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 7, 1984 to June 11, 1985, pursuant to a registration statement on Form S-11.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL VII has invested could produce tax losses for as long as 20 years. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1997, the Partnership has investments in 47 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 93% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 47 local limited partnerships that were allocated to the Partnership were $1,126,000, $1,642,000 and $1,606,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of limited partnerships of $61,791, $243,392 and $511,033 for the years ended December 31, 1997, 1996 and 1995, respectively. Recognized losses have been decreasing as investment accounts are reduced to zero balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,729,000 and $8,129,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $234,084, $63,515 and $19,632 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions were higher in 1997 as compared to 1996 and 1995 because two partnerships made distributions to the Partnership of approximately $492,000 in 1997, but none in 1996 and 1995.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $447,200, $342,631 and $352,652, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $15,911, $20,741 and $16,409 in interest income for the years ended December 31, 1997, 1996, 1995 and 1994, respectively. The amount of interest income varies with market rates available on investments and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $24,869,501 which bear interest at 9.5 percent per annum and have principal maturities ranging from August 1999 to 2002. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Since no payments have been made on these notes, interest expense has remained fairly constant at $2,344,792, $2,320,842 and $2,323,426 for 1997, 1996 and
1995, respectively. The partnership is currently negotiating with the respective noteholders to obtain extensions, reductions in interest rate and principal reductions. There is no assurance that these properties will not be lost to foreclosure.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1996, management fees have remained constant at $743,640 for each of these years.


Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $167,778 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $109,962, $88,801 and $81,534 for the years ended December 31, 1997, 1996 and 1995, respectively. General and administrative expenses were $289,898, $103,194 and $106,227 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $46,975, $43,124 and $39,900 for the years ended December 31, 1996, 1995 and
1994, respectively. Also included in general and administrative expenses for 1997 is $167,778 in expenses, approximately $101,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned proposed purchase of certain properties by the affiliate of NAPICO.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 48 local partnerships has remained fairly constant, and was $28,267,000, $27,858,000 and $27,145,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Total expenses for the 48 local partnerships remained fairly consistent, and were $29,397,000, $29,519,000 and $28,768,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The total net loss for the 48 local partnerships for 1997, 1996 and 1995 aggregated $1,130,000, $1,661,000 and $1,623,000, respectively. The losses allocated to the Partnership were $1,126,000, $1,642,000 and $1,606,000 for 1997, 1996 and 1995, respectively.

During the year ended December 31, 1997, the local limited partnership that owns Meherrin consummated the sale of the apartment complex. The Partnership received $187,297 which was recognized as distributions to income. The Partnership's financial statements reflect no investment in the Meherrin Local Partnership, thus no gain was recognized upon the sale.

The Partnership, as a limited partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment concurrent inflation, and changing legislation could increase vacancy levels, rental payment defaults and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 34 percent and 32 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in loss of these limited partnerships represents 13 percent, 17 percent and 21 percent of the total net loss of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

         [PARENTE o RANDOLPH o ORLANDO o CAREY & ASSOCIATES LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
South Mill Associates:

      We have audited the accompanying balance sheets of South Mill Associates (a limited partnership), FHA Project No. 034-35145-LD, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Mill Associates (a limited partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of South Mill Associates' (a limited partnership) internal control, and reports dated January 30, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of South Mill Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


               /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 30, 1998

         [PARENTE o RANDOLPH o ORLANDO o CAREY & ASSOCIATES LETTERHEAD]


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
South Mill Associates:

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


               /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 29, 1997

               [JEFFREY PHILLIPS MOSLEY & SCOTT, P.A. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
ARISTOCRAT MANOR, LTD.:

We have audited the accompanying financial statements of Aristocrat Manor, Ltd. (Project Number 082-38007) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 1998, on our consideration of Aristocrat Manor, Ltd.'s internal control and reports dated January 15, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.


Little Rock, Arkansas
January 15, 1998

              [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS

ARISTOCRAT MANOR, LTD.:

We have audited the accompanying financial statements of Aristocrat Manor, Ltd. (Project Number 082-38007) (a limited partnership hereinafter referred to as the "Partnership') as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1997, on our consideration of Aristocrat Manor, Ltd.'s internal control structure and a report dated January 9, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partners, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.


Little Rock, Arkansas
January 9, 1997

                   [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

To The Partners
Aristocrat Manor, Ltd.:

We have audited the accompanying financial statements of Aristocrat Manor, Ltd. (Project Number 082-38007) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1995, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1996, on our consideration of Aristocrat Manor, Ltd.'s internal control structure and a report dated February 6, 1996, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partners, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
February 6, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners
Arrowsmith, Ltd.

We have audited the accompanying balance sheets of ARROWSMITH, LTD. (a limited partnership), FHA Project No. 115-35166-PM-L8 (the "Partnership"), as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrowsmith, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of the Partnership's internal controls and a report dated February 10, 1998 on its compliance with laws and regulations.


                    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 10, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Arrowsmith, Ltd.


We have audited the accompanying balance sheet of ARROWSMITH, LTD. (a limited partnership), FHA Project Number 115-35166-PM-L8, (the "Partnership"), as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 10, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Arrowsmith, Ltd. as of December 31, 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of the Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 15, 1996

                      [HUGHES AND COMPANY P.C. LETTERHEAD]


                          Independent Auditors' Report


To the Partners
Bangor House Proprietary
Boston, Massachusetts

We have audited the accompanying balance sheets of Bangor House Proprietary (A Limited Partnership) Project No. ME36-H017-107 as of December 31, 1997 and 1996, and the related statements of changes in partners' equity, revenue and expenses, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bangor House Proprietary (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998, on our consideration of Bangor House Proprietary's internal control and reports dated January 16, 1998, on its compliance with laws and regulations, specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ HUGHES AND COMPANY, P.C.

HUGHES AND COMPANY, P.C.
Melrose, Massachusetts
January 16, 1998

                     [HUGHES AND COMPANY, P.C. LETTERHEAD]


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

/s/ HUGHES AND COMPANY, P.C.

HUGHES AND COMPANY, P.C.
Melrose, Massachusetts

January 17, 1997

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Bellair Manor Apartments,
Limited Partnership

We have audited the accompanying balance sheets of BELLAIR MANOR APARTMENTS, LIMITED PARTNERSHIP, FHA Project No. 042-44174-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellair Manor Apartments, Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of the Partnership's internal control structure and a report dated February 6, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 6, 1998

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

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Bluewater Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Bluewater Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 35, as of December 31, 1997 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Bluewater Limited Dividend Housing Association, MSHDA Development No. 35, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of Bluewater Limited Dividend Housing Association's internal control structure and a report dated January 26, 1998 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Bluewater Limited Dividend Housing Association. This supplementary data is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

We have previously audited and expressed an unqualified opinion on the financial statements of Bluewater Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1997, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1974 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND L.L.P.


Detroit, Michigan
January 26, 1998

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]


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


/s/ COOPERS & LYBRAND L.L.P.


Detroit, Michigan
January 31, 1997

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Bluewater Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Bluewater Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 35, as of December 31, 1995 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluewater Limited Dividend Housing Association, as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1996 on our consideration of Bluewater Limited Dividend Housing Association's internal control structure and a report dated January 25, 1996 on its compliance with laws and regulations.

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

We have previously audited and expressed an unqualified opinion on the financial statements of Bluewater Limited Dividend Housing Association for the years 1990 through 1994. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1995, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1974 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND L.L.P.


Detroit, Michigan
January 25, 1996

            [PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Center City Associates:

      We have audited the accompanying balance sheets of Center City Associates (a limited partnership), FHA Project No. 034-35147-LD, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Center City Associates (a limited partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 1998, on our consideration of Center City Associates' (a limited partnership) internal control, and reports dated January 30, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Center City Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 30, 1998

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


                /s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES


Wilkes-Barre, Pennsylvania
January 29, 1997

                    [RESNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Hayti Associates I

      We have audited the accompanying balance sheet of Hayti Associates I as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates I as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 26, 1998 on our consideration of Hayti Associates I's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and nondiscrimination and laws and regulations applicable to the financial statements.


                                       /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                     Federal Employer
January 26, 1998                       Identification Number:
                                       52-1088612


Audit Principal: Craig Birmingham

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

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1997 on our consideration of Hayti Associates I's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing and laws and regulations applicable to the financial statements.


                                       /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                     Federal Employer
January 26, 1998                       Identification Number:
                                       52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hayti Associates I

        We have audited the accompanying balance sheet of Hayti Associates I as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates I as of December 31, 1995, and the results of its operations, the changes in partners, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of Hayti Associates I's a internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing and laws and regulations applicable to the financial statements.



                                   /s/  REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                 Federal Employer
January 31, 1996                     Identification Number:
                                     52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                           INDEPENDENT AUDITORS'REPORT


To the Partners
Hayti Associates II

        We have audited the accompanying balance sheet of Hayti Associates II as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates II as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27, 1998 on our consideration of Hayti Associates II's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and nondiscrimination, and laws and regulations applicable to the financial statements.



                                 /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland               Federal Employer
January 27, 1998                    Identification Number:
                                    52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hayti Associates II

        We have audited the accompanying balance sheet of Hayti Associates II as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates II as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



                                 /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland               Federal Employer
January 24, 1997                   Identification Number:
                                   52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Hayti Associates II

        We have audited the accompanying balance sheet of Hayti Associates II as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hayti Associates II as of December 31, 1995, and the results of its operations, the changes in partners, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of Hayti Associates II's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland              Federal Employer
January 31, 1996                   Identification Number:
                                   52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
DeSoto Associates

        We have audited the accompanying balance sheet of DeSoto Associates as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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



                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                Federal Employer
January 24, 1997                    Identification Number:
                                    52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
DeSoto Associates

        We have audited the accompanying balance sheet of DeSoto Associates as of December 31, 1995, and the related statements of profit and lose (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desoto Associates as of December 31, 1995, and the results of its operations, the changes in partners, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of DeSoto Associates' internal control structure and on its compliance with specific requirements applicable to major and nonmajor KM programs, affirmative fair housing, and laws and regulations applicable to the financial statements.



                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                Federal Employer
January 31, 1996                     Identification Number:
                                     52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Dexter Associates I

        We have audited the accompanying balance sheet of Dexter Associates I as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexter Associates I as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                Federal Employer
January 24, 1997                    Identification Number:
                                    52-1088612


Audit Principal: Craig Birmingham

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



                                /s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland               Federal Employer
January 24, 1997                    Identification Number:
                                    52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Dexter Associates I

        We have audited the accompanying balance sheet of Dexter Associates I as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexter Associates I as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

               In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of Dexter Associates I internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing and laws and regulations applicable to the financial statements.



                                 /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland               Federal Employer
January 31, 1996                   Identification Number:
                                   52-1088612


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Edgewood II Associates

        We have audited the accompanying balance sheet of Edgewood II Associates as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood II Associates as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 16, 1998 on our consideration of Edgewood II Associates' internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.



                                 /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland               Federal Employer
January 16, 1998                   Identification Number:
                                   52-1088612


Audit Principal: Bill D. Tzamaras

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



                                    /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                  Federal Employer
January 17, 1997                       Identification Number:
                                       52-1088612


Audit Principal: Bill D. Tzamaras

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Edgewood II Associates Limited Partnership

        We have audited the accompanying balance sheet of Edgewood II Associates Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood II Associates Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        In accordance with Government Auditing Standards, we have also issued reports dated January 11, 1996 on our consideration of Edgewood II Associates Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.



                                 /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland               Federal Employer
January 11, 1996                   Identification Number:
                                   52-1088612


Audit Principal: Jeffrey D. Barsky

                         [ERNST & YOUNG LLP LETTERHEAD]

                         Report of Independent Auditors

To the Partners
Goodlette Arms Apartments

We have audited the accompanying balance sheet of Goodlette Arms Apartments, a limited partnership--Project Number 066-44117-NP, as of December 31, 1997, and the related statements of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the basis of fixed assets been determined using a discounted value of purchase money notes been known, the financial statements referred to above present fairly, in all material respects, the financial position of Goodlette Arms Apartments at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report entitled "Independent Auditors' Report on Compliance and Internal Control Over Financial Reporting Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

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


                                             /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 22, 1998

                         [ERNST & YOUNG LLP LETTERHEAD]

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


                                             /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
January 22, 1997

                         [ERNST & YOUNG LLP LETTERHEAD]

                         Report of Independent Auditors

To the Partners
Goodlette Arms Apartments


We have audited the accompanying balance sheet of Goodlette Arms Apartments, a limited partnership--Project Number 066-44117-NP, as of December 31, 1995, and the related statements of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the basis of fixed assets been determined using a discounted value of purchase money notes been known, the financial statements referred to above present fairly, in all material respects, the financial position of Goodlette Arms Apartments at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1996 on our consideration of the Partnership's internal control and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1996 on its compliance with applicable laws and regulations.

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



                                             /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 22, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Ivywood Apartments, Limited Partnership

We have audited the accompanying balance sheets of IVYWOOD APARTMENTS, LIMITED PARTNERSHIP, FHA Project No. 043-44072-LDP (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivywood Apartments, as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 23) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of the Partnership's internal control and a report dated January 27, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
January 27, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Ivywood Apartments, Limited Partnership


We have audited the accompanying balance sheet of IVYWOOD APARTMENTS, LIMITED PARTNERSHIP, FHA Project Number 043-44072-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Partnership's financial statements as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Ivywood Apartments, Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
King Towers Associates


We have audited the accompanying balance sheets of KING TOWERS ASSOCIATES (an Ohio limited partnership) FHA Project No. 046-44165-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King Towers Associates as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 14 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of the Partnership's internal control and a report dated February 10, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 10, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
King Towers Associates


We have audited the accompanying balance sheet of KING TOWERS ASSOCIATES (an Ohio limited partnership), FHA Project Number 046-44165-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of King Towers Associates as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data required by the U.S. Department of Housing and Urban Development shown on pages 13 through 18 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Mount Union Apartments, Ltd.

We have audited the accompanying balance sheets of MOUNT UNION APARTMENTS, LTD., aka Nantucket Circle FHA Project No. 042-44070-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Union Apartments, Ltd., as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 14 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1998 on our consideration of the Partnership's internal control and a report dated February 14, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 14, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Mount Union Apartments, Ltd.


We have audited the accompanying balance sheet of MOUNT UNION APARTMENTS, LTD. (an Ohio limited partnership), a/k/a Nantucket Circle, FHA Project Number 042-44070-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Partnership's financial statements as of and for the year ended December 31, 1994, were audited by other auditors whose report dated January l7, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Mount Union Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data required by the U.S. Department of Housing and Urban Development shown on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Oak Hill Apartments, Ltd.,

We have audited the accompanying balance sheets of OAK HILL APARTMENTS, LTD., FHA Project No. 033-44149-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Hill Apartments, Ltd., as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1997 financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the financial statements. This information has been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of the Partnership's internal control and a report dated February 10, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 10, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Oak Hill Apartments, Ltd.


We have audited the accompanying balance sheet of OAK HILL APARTMENTS, LTD. (a Pennsylvania limited partnership), FHA Project Number 033-44149-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Partnership's financial statements as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Oak Hill Apartments, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 13 through 18 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                          [PEAT MARWICK LLP LETTERHEAD]

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


                                                       /s/ KPMG PEAT MARWICK LLP

Providence, Rhode Island
September 13, 1996

                          [PEAT MARWICK LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


The Partners
Parkway Towers Associates
(A Limited Partnership):

We have audited the accompanying balance sheet of Parkway Towers Associates (A Limited Partnership) Project No. RI-43-HO23-026 as of July 31, 1995, and the related statements of profit and loss (in HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in he financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkway Towers Associates (A Limited Partnership) Project No. RI-43-HO23-026 at July 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/  KPMG PEAT MARWICK LLP


Providence, Rhode Island
August 25, 1995

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners
Pinebrook Manor aka Coachlight Apartments Co.

We have audited the accompanying balance sheets of PINEBROOK MANOR AKA COACHLIGHT APARTMENTS CO. (a limited partnership), FHA Project No. 047-44016-LDP-SUP (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinebrook Manor aka Coachlight Apartments Co. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Pinebrook Manor AKA Coachlight Apartments Co.


We have audited the accompanying balance sheet of PINEBROOK MANOR AKA COACHLIGHT APARTMENTS CO. (a limited partnership), FHA Project Number 047-44016-LDP-SUP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 16, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Pinebrook Manor AKA Coachlight Apartments Co. as of December 31, 1995, and the results of its operations, changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of the Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 14 through 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 15, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Ridgewood Towers Associates

We have audited the accompanying balance sheets of RIDGEWOOD TOWERS ASSOCIATES, FHA Project No. 071-35254-PM (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Towers Associates as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 12 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of the Partnership's internal control and a report dated February 12, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
February 12, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Ridgewood Towers Associates


We have audited the accompanying balance sheet of RIDGEWOOD TOWERS ASSOCIATES (an Illinois limited partnership) , FHA Project Number 071-35254-PM, as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ridgewood Towers Associates as of and for the year ended December 31, 1994, were audited by other auditors whose report dated January 18, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Towers Associates as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996, on our consideration of the Partnership's internal control structure and a report dated January 19, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
January 19, 1996

[COOPERS & LYBRAND L.L.P. LETTERHEAD]

Report of Independent Accountants


To the Partners of
Tradewinds East Associates Limited
Dividend Housing Association:

We have audited the accompanying balance sheet of Tradewinds East Associates Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 147, as of December 31, 1997 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Tradewinds East Associates Limited Dividend Housing Association, MSHDA Development No. 147, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of Tradewinds East Associates Limited Dividend Housing Association's internal control structure and a report dated January 26, 1998 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purpose of additional analysis and is not a required part of the basic financial statements of Tradewinds East Associates Limited Dividend Housing Association. This supplemental data is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

We have previously audited and expressed an unqualified opinion on the financial statements of Tradewinds East Associates Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1997, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1975 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 26, 1998

[COOPERS & LYBRAND L.L.P. LETTERHEAD]

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


/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 31, 1997

[COOPERS & LYBRAND L.L.P. LETTERHEAD]

Report of Independent Accountants

To the Partners of
Tradewinds East Associates Limited
Dividend Housing Association:

We have audited the accompanying balance sheet of Tradewinds East Associates Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 147, as of December 31, 1995 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradewinds East Associates Limited Dividend Housing Association, as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1996 on our consideration of Tradewinds East Associates Limited Dividend Housing Association's internal control structure and a report dated January 25, 1996 on its compliance with laws and regulations.

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

We have previously audited and expressed an unqualified opinion on the financial statements of Tradewinds East Associates Limited Dividend Housing Association for the years 1990 through 1994. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1995, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1975 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 25, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Warren Heights Apartments, Ltd.

We have audited the accompanying balance sheets of WARREN HEIGHTS APARTMENTS, LTD., FHA Project No. 042-44156-LDP (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Heights Apartments, Ltd., as of December 31, 1997 and 1996, and its results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1997 on our consideration of the Partnership's internal control and a report dated February 13, 1997, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 13, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Warren Heights Apartments, Ltd.


We have audited the accompanying balance sheet of WARREN HEIGHTS APARTMENTS, LTD. (an Ohio limited partnership), FHA Project Number 042-44156-LDP (the "Partnership"), as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Partnership's financial statements as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Warren Heights Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners, equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data required by the U.S. Department of Housing and Urban Development shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
White Cliff Apartments, Ltd.

We have audited the balance sheets of WHITE CLIFF APARTMENTS, LTD., FHA Project No. 046-35409-LDP (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Cliff Apartments, Ltd., as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 14 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of the Partnership's internal control and a report dated February 10, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 10, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
White Cliff Apartments, Ltd.


We have audited the accompanying balance sheet of WHITE CLIFF APARTMENTS, LTD. (an Ohio limited partnership) , FHA Project Number 046-35409-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of White Cliff Apartments, Ltd. as of and for the year ended December 31, 1994 were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of White Cliff Apartments, Ltd. at December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Yorkview Estates, Ltd.

We have audited the accompanying balance sheets of YORKVIEW ESTATES, LTD., FHA Project No. 042-44151-LDP, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkview Estates, Ltd., as of December 31, 1997 and 1996, and its results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 12 through 18) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of the Partnership's internal control and a report dated February 4, 1998, on its compliance with laws and regulations.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 4, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Yorkview Estates, Ltd.


We have audited the accompanying balance sheet of YORKVIEW ESTATES, LTD. (an Ohio limited partnership), FHA Project Number 042-44151-LDP, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Yorkview Estates, Ltd. as of and for the year ended December 31, 1994, were audited by other auditors whose report dated January 19, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Yorkview Estates, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of the Partnership's internal control structure and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 2, 1996

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS


                                                            1997                1996
                                                        ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $ 16,870,487        $ 17,873,759

        CASH                                                 447,200             342,631

OTHER ASSETS                                                 105,129             105,129
                                                        ------------        ------------

TOTAL ASSETS                                            $ 17,422,816        $ 18,321,519
                                                        ============        ============


                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
Notes payable (Note 3)                                  $ 24,869,501        $ 24,869,501
Accrued interest payable (Note 3)                         26,152,645          24,393,044
Accrued fees and expenses
  due general partner (Note 4)                             3,762,494           3,213,854
Accounts payable and other liabilities                       116,312              22,582
                                                        ------------        ------------

                                                          54,900,952          52,498,981
                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
General partners                                            (697,912)           (664,905)
Limited partners                                         (36,780,224)        (33,512,557)
                                                        ------------        ------------

                                                         (37,478,136)        (34,177,462)
                                                        ------------        ------------
TOTAL LIABILITIES AND PARTNERS'
  DEFICIENCY                                            $ 17,422,816        $ 18,321,519
                                                        ============        ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997               1996               1995
                                                      -----------        -----------        -----------
REVENUE:
     Interest income                                  $    15,330        $    15,911        $    20,741
                                                      -----------        -----------        -----------

OPERATING EXPENSES:
     Interest (Note 3)                                  2,344,792          2,320,842          2,323,426
     Management fees - general partner (Note 4)           743,640            743,640            743,640
     General and administrative (Note 4)                  289,898            103,194            106,227
     Legal and accounting                                 109,967             88,801             81,534
                                                      -----------        -----------        -----------

                                                        3,488,297          3,256,477          3,254,827
                                                      -----------        -----------        -----------

LOSS FROM OPERATIONS                                   (3,472,967)        (3,240,566)        (3,234,086)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                   234,084             63,515             19,632

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                           (61,791)          (243,392)          (511,033)
                                                      -----------        -----------        -----------

NET LOSS                                              $(3,300,674)       $(3,420,443)       $(3,725,487)
                                                      ===========        ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                         $      (159)       $      (164)       $      (179)
                                                      ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        General            Limited
                                       Partners            Partners             Total
                                     ------------        ------------        ------------
DEFICIENCY, January 1, 1995          $   (593,446)       $(26,438,086)       $(27,031,532)

    Net loss for 1995                     (37,255)         (3,688,232)         (3,725,487)
                                     ------------        ------------        ------------

DEFICIENCY, December 31,. 1995           (630,701)        (30,126,318)        (30,757,019)

    Net loss, 1996                        (34,204)         (3,386,239)         (3,420,443)
                                     ------------        ------------        ------------

DEFICIENCY, December 31, 1996            (664,905)        (33,512,557)        (34,177,462)

    Net loss, 1997                        (33,007)         (3,267,667)         (3,300,674)
                                     ------------        ------------        ------------

DEFICIENCY, December 31, 1997        $   (697,912)       $(36,780,224)       $(37,478,136)
                                     ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997               1996               1995
                                                               -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net  loss                                             $(3,300,674)       $(3,420,443)       $(3,725,487)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Equity in loss of limited partnerships
        and amortization of additional basis
        and acquisition costs                                       61,791            243,392            511,033
      Decrease (increase) in other assets                             --                 --              (75,561)
      Increase in accrued interest payable                       1,759,601          1,965,517          1,913,055
      Increase in accrued fees and expenses
        due general partner                                        548,640            583,640            588,640
      Increase (decrease) in accounts payable
        and other liabilities                                       93,730              9,063             (3,582)
                                                               -----------        -----------        -----------

      Net cash used in operating activities                       (836,912)          (618,831)          (791,902)
                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of short term investments                              --              125,000               --
      Distributions from limited partnerships recognized
        as a return of capital                                     966,260            499,766            649,950
      Capital contributions to limited partnerships                (24,779)           (15,956)            (4,350)
                                                               -----------        -----------        -----------

      Net cash provided by investing activities                    941,481            608,810            645,600
                                                               -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                    104,569            (10,021)          (146,302)

CASH, BEGINNING OF YEAR                                            342,631            352,652            498,954
                                                               -----------        -----------        -----------

CASH, END OF YEAR                                              $   447,200        $   342,631        $   352,652
                                                               ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
      CASH PAID DURING THE YEAR FOR INTEREST                   $   585,191        $   355,325        $   410,370
                                                               ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

        Real Estate Associates Limited VII (the "Partnership") was formed under the California Limited Partnership Act on May 24, 1983. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investments Associates, a limited partnership and National Partnership Investments Corp. (NAPICO) a wholly owned subsidiary of Casden Investments Corporation, the corporate general partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of Real III is conducted primarily by NAPICO. Casden Investment Corporation owns 100 percent of NAPICO's stock. The general partner of NAPIA II is NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 31 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 16 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 47 partnerships all of which own residential low income rental projects consisting of 4,690 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        equity in losses of certain unconsolidated limited partnerships was approximately $8,901,000 and $8,129,000 as of December 31, 1997 and 1996, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                         1997                1996
                                                    ------------        ------------
Investment balance, beginning of year               $ 17,873,759        $ 18,600,961
Cash distributions recognized as
  a return of capital                                   (966,260)           (499,766)
Equity in loss of limited partnerships                   129,945             (51,136)
Amortization of additional basis and
  capitalized acquisition costs and fees                (191,736)           (192,256)
Capital contributions to limited partnerships             24,779              15,956
                                                    ------------        ------------
Investment balance, end of year                     $ 16,870,487        $ 17,873,759
                                                    ============        ============


        The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:


                                 Balance Sheets


                                                     1997            1996
                                                   --------        --------
                                                        (in thousands)
Land and buildings, net                            $ 72,596        $ 79,208
                                                   ========        ========

Total assets                                       $ 93,230        $ 96,894
                                                   ========        ========

Mortgages loan payable                             $ 72,899        $ 75,690
                                                   ========        ========

Total liabilities                                  $ 92,672        $ 95,054
                                                   ========        ========

Equity of Real Estate Associates Limited VII       $  1,212        $  2,612
                                                   ========        ========

Deficiency of other partners                       $   (654)       $   (772)
                                                   ========        ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                              1997            1996           1995
                                            --------        --------        --------
                                                         (in thousands)
Total revenue                               $ 28,267        $ 27,858        $ 27,145
                                            ========        ========        ========

Interest expense                            $  4,078        $  4,068        $  3,503
                                            ========        ========        ========

Depreciation                                $  5,512        $  5,472        $  6,596
                                            ========        ========        ========

Total expenses                              $ 29,362        $ 29,519        $ 28,768
                                            ========        ========        ========

Net loss                                    $ (1,095)       $ (1,661)       $ (1,623)
                                            ========        ========        ========

Net loss allocable to the Partnership       $   (441)       $ (1,642)       $ (1,606)
                                            ========        ========        ========


      Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

      An affiliate of NAPICO is the general partner in 26 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $117,571, $116,995 and $116,175 in 1997, 1996 and 1995, respectively. The following sets forth the significant data for these partnerships in which an affiliate of NAPICO was the general partner, reflected in the accompanying financial statements using the equity method of accounting:


                                                         1997            1996            1995
                                                       --------        --------        --------
                                                                   (in thousands)
Total assets                                           $ 39,068        $ 40,934
                                                       ========        ========

Total liabilities                                      $ 50,465        $ 50,671
                                                       ========        ========

Deficiency of Real Estate Associates Limited VII       $(11,088)       $ (9,442)
                                                       ========        ========

Deficiency of other partners                           $   (309)       $   (295)
                                                       ========        ========

Total revenue                                          $ 12,950        $ 12,785        $ 12,311
                                                       ========        ========        ========

Net loss                                               $ (1,240)       $ (1,141)       $ (1,262)
                                                       ========        ========        ========

      Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

      As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $167,778 for the year ended December 31, 1997.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.    INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and
      (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

      A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

3.    NOTES PAYABLE

      Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $24,869,501, bearing interest at 9.5 percent, to the sellers of the partnership interests. The notes have principal maturity dates ranging from August 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

      The partnership is currently negotiating with the respective noteholders to obtain extensions, reductions in interest rate and principal reductions. There is no assurance that these properties will not be lost to foreclosure.

      Maturity dates on the notes and related accrued interest payable are as follows:


                                                            Accrued
      Years Ending December 31,                 Notes       Interest
                                             -----------   -----------
      1997                                   $        --   $        --
      1998
      1999                                    18,059,000    17,358,918
      2000
      2001                                     4,595,000     4,837,648
      Thereafter                               2,215,501     2,196,478
                                             -----------   -----------
                                             $24,869,501   $24,393,044
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

4.    FEES AND EXPENSES DUE GENERAL PARTNER

      As of December 31, 1997, the fees and expenses due the general partner exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $46,975, $43,124 and $39,900 in 1997, 1996 and 1995,
      respectively, and is included in operating expenses.

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

8.    FOURTH-QUARTER ADJUSTMENT

      The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $106,000 between the estimated nine-month equity in loss and the actual 1997 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         Year Ended December 31, 1997
                             ----------------------------------------------------------------------------------------
                                                                       Cash                 Equity
                              Balance                                Distri-                    in         Balance
                              January                 Capital        butions                Income         December
Limited Partnerships          1, 1997           Contributions        Received               (Loss)         31, 1997
--------------------         -----------        -------------       -----------        -----------        -----------
Anthracite Apts.             $ 1,053,910        $                   $   (25,948)       $    26,494        $ 1,054,456
Aristocrat Manor                 496,521                                                   (68,471)           428,050
Arkansas City Apts.
Arrowsmith Apts.                 372,420                                (55,000)           (17,206)           300,214
Ashland Manor                                           1,483            (1,483)
Bangor House                   1,684,384                               (296,478)            97,618          1,485,524
Bellair Manor Apts.              259,346                                 (1,826)           (27,980)           229,540
Birch Manor I                                           1,149            (1,149)
Birch Manor II
Bluewater Apts.                1,866,348                                (13,502)            85,731          1,938,577
Center CIty Apts.              2,345,638                                (36,470)           200,499          2,509,667
Clarkwood Apts. I                                       1,696            (1,696)
Clarkwood Apts. II                                      3,173            (3,173)
Cleveland I                       52,481                                (35,008)            (2,138)            15,335
Cleveland II                      78,823                                (20,389)           (27,319)            31,115
Cleveland III
Danbury Park Manor
Desoto Apts.                     109,159                                (26,303)            (3,953)            78,903
Dexter Apts.                      63,571                                (28,783)           (24,376)            10,412
Edgewood Terrace II              664,034                                (16,279)          (184,686)           463,069
Goodlette Arms Apts.           2,429,091                                 (1,485)            31,081          2,458,687
Hampshire House Apts.
Henrico Arms
Ivywood Apts.                    306,172                                    (32)           (52,192)           253,948
Jasper County
King Towers                      239,612                                 (2,266)           (30,232)           207,114
Meherrin Landings
Nantucket Apts.                  237,051                                 (3,066)            (9,732)           224,253
Newton Apts.
Oak Hill I                       103,548                                                   (57,996)            45,552
Oakview Apts.
Oakwood Park I                                            786              (786)
Oakwood Park II                                           171              (171)
Pachuta Apts.
Parkway Towers                 1,823,359                                (16,537)           182,429          1,989,251
Pebbleshire Apts.                                       9,840            (9,840)
Pinebrook Apts.                  770,843                                                    15,192            786,035
Rand Grove Village               229,394                                (24,284)          (205,110)                 0
Richards Park Apts.                                     2,992            (2,992)
Ridgewood Towers                 564,681                               (312,501)           104,571            356,751
Shubuta Properties
South Glen Apts.
South Park Apts.                                        3,489            (3,489)
Sunland Terrace
Tradewinds East Apts.          1,586,724                                (19,388)             8,320          1,575,656
Warren Heights Apts. II          242,208                                   (519)           (46,579)           195,110
White Cliffs Apts.               170,432                                 (3,172)           (37,811)           129,449
Yorkview Estates                 124,009                                 (2,245)           (17,945)           103,819
                             -----------        -------------       -----------        -----------        -----------
                             $17,873,759        $      24,779       $  (966,260)       $   (61,791)       $16,870,487
                             ===========        =============       ===========        ===========        ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           Year Ended December 31, 1996
                          -------------------------------------------------------------------------------------------
                                                                       Cash                 Equity
                              Balance                                Distri-                    in         Balance
                              January                 Capital        butions                Income         December
Limited Partnerships          1, 1996           Contributions        Received               (Loss)         31, 1996
--------------------      --------------     ----------------    --------------     --------------     --------------
Anthracite Apts.          $    1,057,033     $                   $      (25,948)    $       22,825     $    1,053,910
Aristocrat Manor                 547,020                                                   (50,499)           496,521
Arkansas City Apts.
Arrowsmith Apts.                 382,819                                                   (10,399)           372,420
Ashland Manor
Bangor House                   1,613,076                                                    71,308          1,684,384
Bellair Manor Apts.              282,472                                 (2,654)           (20,472)           259,346
Birch Manor I
Birch Manor II
Bluewater Apts.                1,796,000                                (13,502)            83,850          1,866,348
Center CIty Apts.              2,190,092                                (36,470)           192,016          2,345,638
Clarkwood Apts. I                                       1,316            (1,316)
Clarkwood Apts. II                                      2,729            (2,729)
 Cleveland I                     108,138                                (37,821)           (17,836)            52,481
Cleveland II                     136,258                                (19,268)           (38,167)            78,823
Cleveland III                     24,941                                (13,150)           (11,791)                 0
Danbury Park Manor
 Desoto Apts.                    140,188                                (13,209)           (17,820)           109,159
 Dexter Apts.                    112,122                                (22,451)           (26,100)            63,571
Edgewood Terrace II              768,565                                                  (104,531)           664,034
Goodlette Arms Apts.           2,520,096                                 (1,485)           (89,520)         2,429,091
Hampshire House Apts.
Henrico Arms
Ivywood Apts.                    359,633                                 (5,790)           (47,671)           306,172
Jasper County
 King Towers                     296,703                                 (2,045)           (55,046)           239,612
Meherrin Landings
Nantucket Apts.                  255,625                                 (1,417)           (17,157)           237,051
 Newton Apts.
  Oak Hill I                     189,146                                 (3,085)           (82,513)           103,548
Oakview Apts.
Oakwood Park I                                          1,207            (1,207)
Oakwood Park II                                           694              (694)
Pachuta Apts.
Parkway Towers                 1,707,990                                (15,801)           131,170          1,823,359
Pebbleshire Apts.                                       9,840            (9,840)
Pinebrook Apts.                  728,826                                                    42,017            770,843
Rand Grove Village               518,851                                (24,284)          (265,173)           229,394
Richards Park Apts.                                       170              (170)
Ridgewood Towers                 616,752                               (221,751)           169,680            564,681
Shubuta Properties
South Glen Apts.                   9,305                                                    (9,305)                 0
South Park Apts.
Sunland Terrace
Tradewinds East Apts.          1,610,376                                (19,388)            (4,264)         1,586,724
Warren Heights Apts. II          284,076                                 (4,230)           (37,638)           242,208
White Cliffs Apts.               210,389                                                   (39,957)           170,432
Yorkview Estates                 134,469                                    (61)           (10,399)           124,009
                          --------------     ----------------    --------------     --------------     --------------
                          $   18,600,961     $         15,956    $     (499,766)    $     (243,392)    $   17,873,759
                          ==============     ================    ==============     ==============     ==============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          Year Ended December 31, 1995
                          --------------------------------------------------------------------------------------------
                                                                      Cash              Equity
                              Balance                                Distri-              in              Balance
                              January              Capital           butions            Income            December
Limited Partnerships          1, 1995         Contributions          Received           (Loss)            31, 1995
--------------------      --------------     ----------------    ----------------     -------------     --------------
Anthracite Apts.          $    1,037,867     $                   $        (25,948)    $      45,114     $    1,057,033
Aristocrat Manor                 660,098                                                   (113,078)           547,020
Arkansas City Apts.
Arrowsmith Apts.                 469,332                                  (14,850)          (71,663)           382,819
Ashland Manor
Bangor House                   1,609,060                                 (101,136)          105,152          1,613,076
Bellair Manor Apts.              305,068                                   (4,882)          (17,714)           282,472
Birch Manor I                                             581                (581)
Birch Manor II                                          3,244              (3,244)
Bluewater Apts.                1,797,663                                  (27,003)           25,340          1,796,000
Center CIty Apts.              2,033,873                                  (36,470)          192,689          2,190,092
Clarkwood Apts. I                                       1,061              (1,061)
Clarkwood Apts. II
 Cleveland I                     133,418                                  (33,240)            7,960            108,138
Cleveland II                     166,434                                  (18,230)          (11,946)           136,258
Cleveland III                     30,597                                   (1,734)           (3,922)            24,941
Danbury Park Manor
 Desoto Apts.                    178,452                                  (18,253)          (20,011)           140,188
 Dexter Apts.                    149,359                                   (5,623)          (31,614)           112,122
Edgewood Terrace II              934,508                                  (30,738)         (135,205)           768,565
Goodlette Arms Apts.           2,543,290                                   (1,485)          (21,709)         2,520,096
Hampshire House Apts.
Henrico Arms                                                               (9,865)            9,865
Ivywood Apts.                    411,136                                   (4,015)          (47,488)           359,633
Jasper County
 King Towers                     337,383                                                    (40,680)           296,703
Meherrin Landings
Nantucket Apts.                  274,141                                                    (18,516)           255,625
 Newton Apts.
  Oak Hill I                     241,932                                                    (52,786)           189,146
Oakview Apts.
Oakwood Park I                                          1,640              (1,640)
Oakwood Park II                                           864                (864)
Pachuta Apts.
Parkway Towers                 1,558,737                                  (15,590)          164,843          1,707,990
Pebbleshire Apts.                                       9,840              (9,840)
Pinebrook Apts.                  679,155                                                     49,671            728,826
Rand Grove Village               822,741                                  (24,284)         (279,606)           518,851
Richards Park Apts.                                     1,022              (1,022)
Ridgewood Towers                 721,120                                 (224,604)          120,236            616,752
Shubuta Properties
South Glen Apts.                 323,984              (15,000)            (23,763)         (275,916)             9,305
South Park Apts.                                        1,098              (1,098)
Sunland Terrace
Tradewinds East Apts.          1,634,847                                                    (24,471)         1,610,376
Warren Heights Apts. II          308,241                                   (3,915)          (20,250)           284,076
White Cliffs Apts.               246,471                                   (1,031)          (35,051)           210,389
Yorkview Estates                 148,687                                   (3,941)          (10,277)           134,469
                          --------------     ----------------    ----------------     -------------     --------------
                          $   19,757,594     $          4,350    $       (649,950)    $    (511,033)    $   18,600,961
                          ==============     ================    ================     =============     ==============

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED VII
        INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995


NOTES:1. Equity in income (losses) of the limited partnerships represents the Partnership's allocable share of the net results of operations from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

      2. Cash distributions from the limited partnerships will be treated as a return of the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III
                       REAL ESTATE ASSOCIATES LIMITED VII
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS INVESTMENTS
                               DECEMBER 31, 1997

                                                                       Buildings,
                                                                      Furnishings
                                                                      & Equipment
                                 Number   Outstanding                Amount Carried
                                   of      Mortgage                   at close of                    Accumulated
Partnership/Location              Units      Loan          Land          period         Total        Depreciation
------------------------------   ------   -----------   -----------   ------------   ------------   -------------
Anthracite Apartments               121   $ 3,426,633   $   153,451   $  4,347,253   $  4,500,704    $ 1,783,764
  Pinston, PA
Aristocrat Manor                    131     1,745,136       265,158      3,007,932      3,273,090      1,256,052
  Hot Springs, AR
Arkansas City Apartments             16       499,073        22,416        504,920        527,336        153,186
  Arkansas City, AR
Bangor House                        121     3,814,254       125,277      6,660,792      6,786,069      4,257,274
  Bangor, ME
Bluewater Apartments                116     1,740,868       130,163      3,937,939      4,068,102      1,749,278
  Port Haron, MI
Center City Apartments              176     4,886,003       216,196      6,273,626      6,489,822      2,604,012
  Hazelton, PA
Cleveland Apartments I               50       780,924        60,000      1,406,756      1,466,756        792,549
  Hayti, MO
Cleveland Apartments II              50       775,661        50,000      1,450,620      1,500,620        711,693
  Hayti, MO
Cleveland Apartments III             21       344,075        25,000        604,465        629,465        346,249
  Hayti, MO
Danbury Park Manor                  151     1,866,562       183,752      4,486,519      4,670,271      1,957,806
  Superior, MI
Desoto Apartments                    42       663,197        50,000      1,223,646      1,273,646        666,381
  Desoto, MO
Dexter Apartments                    50       785,603        50,000      1,522,911      1,572,911        845,249
  Dexter, MO
Goodlette Arms Apartments           250     3,045,744       500,000      7,044,606      7,544,606      3,213,749
  Naples, FL
Henrico Arms                        232     2,763,974       206,980      3,804,019      4,010,999      3,460,781
  Richmond, VA
Jasper County Prop.                  24       663,307        33,000        773,068        806,068        684,373
  Heidelberg, MS
Newton Apartments                    36       958,324        55,017      1,055,920      1,110,937        979,594
  Newton, MS
Oakview Apartments                   32     1,110,861        75,000      1,159,591      1,234,591        333,634
  Monticello, AR
Pachuta Apartments                   16       445,632        20,680        490,732        511,412        458,844
  Pachuta, MS
Parkway Towers Apartments           104     1,288,368       287,919      4,077,524      4,365,443      3,595,527
  East Providence, RI
Rand Grove Village                  212     2,763,796       491,000      6,532,301      7,023,301      4,563,830
  Palatine, IL
Shubuta Properties                   16       446,501        23,179        547,431        570,610        463,373
  Shubuta, MS
South Glen Apartments               159     2,792,288       298,089      4,782,816      5,080,905      3,741,250
  Trenton, MI
Sunland Terrace                      80     2,339,475        55,500      3,012,952      3,068,452      1,604,714
  Phoenix, AZ
Tradewinds East Apartments          150     2,294,145       117,692      5,229,341      5,347,033      2,385,544
  Escaville, MI
Arrowsmith Apartments                70     1,266,314       252,480      2,312,151      2,564,631      1,145,100
  Corpus Christi, TX
Ashland Manor                       189     2,207,112        91,530      4,439,177      4,530,707      2,337,966
  Toledo, OH
Bellair Manor Apartments             68       902,777       152,995      1,546,944      1,699,939        696,127
  Niles, OH
Birch Manor Apartments I             60       577,573        60,889      1,322,956      1,383,845        595,336
  Medina, OH
Birch Manor Apartments II            60       738,531        50,284      1,386,407      1,436,691        623,889
  Medina, OH
Clarkwood Apartments I               72       636,890        68,841      1,592,455      1,661,296        749,786
  Elyria, OH
Clarkwood Apartments II             120     1,166,033        92,510      2,628,368      2,720,878      1,182,762
  Elyria, OH
Hampshire House Apartment           150     2,928,357       101,163      3,945,365      4,046,528      1,775,412
  Warren, OH
Ivywood Apartments                  124     1,669,580       200,184      3,020,686      3,220,870      1,410,465
  Columbus, OH
King Towers                          68       781,108        97,919      1,481,422      1,579,341        662,528
  Cincinnati, OH
Nantucket Apartments                 60       633,177        34,676      1,299,013      1,333,689        584,550
  Alliance, OH
Oak Hill Apartments                 120     1,882,176        75,834      3,083,971      3,159,805      1,387,787
  Franklin, PA
Oakwood Park I Apartments            50       243,552        63,123        889,197        952,320        420,765
  Lorain, OH
Oakwood Park II Apartments           78       439,731       102,202      1,378,989      1,481,191        620,541
  Lorain, OH
Richards Park Apartments             60       731,886        52,416      1,403,588      1,456,004        631,611
  Elyria, OH
South Park Apartments               138       964,102       135,579      2,749,092      2,884,671      1,237,086
  Elyria, OH
Warren Heights Apartments I          88     1,188,792        21,803      2,202,950      2,224,753        991,332
  Warren, OH
White Cliff Apartments               72     1,140,297        62,911      1,912,523      1,975,434        860,639
  Cincinnati, OH
Yorkview Estates                     50       661,237        22,049      1,202,879      1,224,928        541,296
  Massillon, OH
Edgewood Terrace II                 258     3,903,270       525,000      9,732,730     10,257,730      6,274,495
  Washington, DC
Pebbleshire Apartments              120     1,928,710       359,943      4,311,798      4,671,741      1,945,671
  Vernon Hills, IL
Pinebrook Apartments                136     1,493,505       265,172      3,569,357      3,834,529      1,624,618
  Lansung, MI
Ridgewood Towers                    140     2,574,293        88,658      6,421,038      6,509,696      3,994,000
  Moline, IL
Additional basis of
  real estate due to capital
  contribution to investee
  limited partnership                                       332,570      8,022,823      8,355,393      5,101,757
                                 ------   -----------   -----------   ------------   ------------    -----------
        TOTAL                     4,731   $72,899,407   $ 6,806,200   $145,793,559   $152,599,759    $80,004,225
                                 ======   ===========   ===========   ============   ============    ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1997


NOTES:1. Each local limited partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

      2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are from 25 to 40 years.

      3.    Investments in property and equipment:


                                                       Buildings,
                                                      Furnishings,
                                                          And
                                      Land              Equipment              Total
                                 -------------        -------------        -------------
Balance, January 1, 1995         $   6,771,343        $ 144,930,684        $ 151,702,027

Net additions - 1995                    31,400              755,312              786,712
                                 -------------        -------------        -------------

Balance, December 31, 1995           6,802,743          145,685,996          152,488,739

Net additions - 1996                    87,881            1,259,235            1,347,116
                                 -------------        -------------        -------------

Balance, December 31, 1996           6,890,624          146,945,231          153,835,855

Net deletions - 1997                   (84,424)          (1,151,672)          (1,236,096)
                                 -------------        -------------        -------------

Balance, December 31, 1997       $   6,806,200        $ 145,793,559        $ 152,599,759
                                 =============        =============        =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1997


                                                                      Buildings,
                                                                     Furnishings
                                                                         And
                                                                      Equipment
                                                                     -----------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1995                                             $62,498,377

Net additions, 1995                                                    6,563,752
                                                                     -----------

Balance, December 31, 1995                                            69,062,129

Net additions, 1996                                                    5,565,703
                                                                     -----------

Balance, December 31, 1996                                            74,627,832

Net additions, 1997                                                    5,376,393
                                                                     -----------

Balance, December 31, 1997                                           $80,004,225
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President -- Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $743,640 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $46,975, $43,124 and $39,900 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in 26 of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $117,571, $116,995 and $116,175 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Deficiency for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED VII

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance