Form 10-Q
period 1998-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 1998-05-20
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-13810

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

                               Yes [X]     No [ ]

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, March 31, 1998 and December 31, 1997 ...................   1

           Statements of Operations,
                 Three Months Ended March 31, 1998 and 1997 .......................   2

           Statement of Partners' Deficiency,
                 Three Months Ended March 31, 1998 ................................   3

           Statements of Cash Flows,
                 Three Months Ended March 31, 1998 and 1997 .......................   4

           Notes to Financial Statements ..........................................   5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ...............................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................  13

     Item 6.  Exhibits and Reports on Form 8-K.....................................  13

     Signatures....................................................................  14

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                           1998               1997
                                                                        (Unaudited)         (Audited)
                                                                       ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $ 16,793,351       $ 16,870,487

CASH                                                                        531,461            447,200

OTHER ASSETS                                                                106,729            105,129
                                                                       ------------       ------------
          TOTAL ASSETS                                                 $ 17,431,541       $ 17,422,816
                                                                       ============       ============
                                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                            $ 24,869,501       $ 24,869,501
     Accrued interest payable (Note 3)                                   26,728,316         26,152,645
     Accrued fees and expenses
        due general partner (Note 4)                                      3,948,404          3,762,494
     Accounts payable and other liabilities                                 173,208            116,312
                                                                       ------------       ------------
                                                                         55,719,429         54,900,952
                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                      (706,016)          (697,912)
     Limited partners                                                   (37,581,872)       (36,780,224)
                                                                       ------------       ------------
                                                                        (38,287,888)       (37,478,136)
                                                                       ------------       ------------
TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                             $ 17,431,541       $ 17,422,816
                                                                       ============       ============

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                               1998             1997
                                                            ----------       ----------
REVENUE:
     Interest income                                        $    4,380       $    2,905
                                                            ----------       ----------
OPERATING EXPENSES:
     Interest (Note 3)                                         582,354          579,554
     Management fees - general partner (Note 4)                185,910          185,910
     General and administrative (Note 4)                       134,243           22,778
     Legal and accounting                                       34,244           40,225
                                                            ----------       ----------
                                                               936,751          828,467
                                                            ----------       ----------
LOSS FROM OPERATIONS                                          (932,371)        (825,562)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                        107,626           24,628

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                                 15,000          (56,000)
                                                            ----------       ----------
NET LOSS                                                    $ (809,745)      $ (856,934)
                                                            ==========       ==========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                               $      (39)      $      (41)
                                                            ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                         General              Limited
                                         Partners             Partners              Total
                                       ------------         ------------         ------------
PARTNERSHIP INTERESTS                                             20,802
                                                            ============
DEFICIENCY
  January 1, 1998                      $   (697,919)        $(36,780,224)        $(37,478,143)

  Net loss for the three months
  ended March 31, 1998                       (8,097)            (801,648)            (809,745)
                                       ------------         ------------         ------------
DEFICIENCY
  March 31, 1998                       $   (706,016)        $(37,581,872)        $(38,287,888)
                                       ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                      1998             1997
                                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (809,745)      $ (856,934)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships
             and amortization of additional basis
             and acquisition costs                                    (15,000)          56,000
         Increase in other assets                                      (1,600)              --
          Increase in accrued interest payable                        575,671          473,400
          Increase in accrued fees and expenses
             due general partner                                      185,910          100,910
          Decrease in accounts payable
            and other liabilities                                      56,896          (11,101)
                                                                   ----------       ----------
                Net cash used in operating activities                  (7,868)        (237,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                           92,129          190,925
                                                                   ----------       ----------
NET INCREASE (DECREASE) IN CASH                                        84,261          (46,800)

CASH, BEGINNING OF PERIOD                                             447,200          342,631
                                                                   ----------       ----------
CASH, end of period                                                $  531,461       $  295,831
                                                                   ==========       ==========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   CASH PAID DURING THE PERIOD FOR INTEREST                        $    6,683       $       --
                                                                   ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1997 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.

     The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan
     I. Casden.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET LOSS PER LIMITED PARTNERSHIP INTEREST

     Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 20,802 for the periods presented.

     CASH

     The Partnership has its cash on deposit primarily with two high credit quality financial institutions. Such cash is in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 32 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV, NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 16 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 48 partnerships all of which own residential rental projects consisting of 4,731 apartment units. The mortgage loans of these projects are insured by the United States Department of Housing and Urban Development ("HUD") or state governmental agencies.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investment in limited partnerships for the three months ended March 31, 1998:

     Balance, beginning of period                                      $16,870,487
     Cash distributions recognized as a return of capital                  (92,136)
     Amortization of acquisition costs                                     (47,000)
     Equity in loss of limited partnerships                                 62,000
                                                                       -----------
     Balance, end of period                                            $16,793,351
                                                                       ===========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 1998 and 1996 for the limited partnerships in which the Partnership has investments:

                                        Three months           Three months
                                            ended                 ended
                                        March 31, 1998        March 31, 1997
                                        --------------        --------------
     Revenues:
        Rental and other                  $ 3,237,000          $ 6,964,000
                                          -----------          -----------
     Expenses:
        Depreciation                          535,000            1,368,000
        Interest                              368,000            1,017,000
        Operating                           2,644,000            4,995,000
                                          -----------          -----------
                                            3,547,000            7,380,000
                                          -----------          -----------
               Net loss                   $  (310,000)         $  (416,000)
                                          ===========          ===========

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

      As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $285,000 as of March 31, 1998, including approximately $117,000 for the three months ended March 31, 1998.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and
      (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

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

                                 MARCH 31, 1998

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

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $186,000 for the three months ended March 31, 1998 and 1997.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,700 and $10,400 for the three months ended March 31, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

      The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                                 MARCH 31, 1998

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

     Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS (CONTINUED)

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

     As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $285,000 as of March 31, 1998, including approximately $117,000 in general and administrative expenses for the three months ended March 31, 1998.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

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

                                 MARCH 31, 1998

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

                                   REAL ESTATE ASSOCIATES LIMITED VII
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp., General Partner

                                     /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President

                                   Date: May 18, 1998
                                         --------------


                                     /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer

                                   Date: May 18, 1998
                                         --------------