Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 1998-08-18
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, June 30, 1998 and December 31, 1997 ...............1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1998 and 1997 ..........2

              Statement of Partners' Deficiency,
                     Six Months Ended June 30, 1998 .............................3

              Statements of Cash Flows,
                     Six Months Ended June 30, 1998 and 1997 ....................4

              Notes to Financial Statements .....................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation ........................11


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings................................................13

      Item 6.  Exhibits and Reports on Form 8-K.................................13

      Signatures   .............................................................14

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                         1998
                                                                      (Unaudited)              1997
                                                                      ------------         ------------
          INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                $ 16,507,530         $ 16,870,487

          CASH                                                             458,733              447,200

          OTHER ASSETS                                                     106,729              105,129
                                                                      ------------         ------------

             TOTAL ASSETS                                             $ 17,072,992         $ 17,422,816
                                                                      ============         ============


                          LIABILITIES AND PARTNERS' DEFICIENCY

          LIABILITIES:
            Notes payable (Note 3)                                    $ 24,869,501         $ 24,869,501
            Accrued interest payable (Note 3)                           27,008,889           26,152,645
            Accrued fees and expenses
              due general partner (Note 4)                               4,134,314            3,762,494
            Accounts payable and other liabilities                         169,021              116,312
                                                                      ------------         ------------

                                                                        56,181,725           54,900,952
                                                                      ------------         ------------

          COMMITMENTS AND CONTINGENCIES
           (Notes 4 and 5)

          PARTNERS' DEFICIENCY:
            General partners                                              (714,218)            (697,912)
            Limited partners                                           (38,394,515)         (36,780,224)
                                                                      ------------         ------------

                                                                       (39,108,733)         (37,478,136)
                                                                      ------------         ------------
          TOTAL LIABILITIES AND PARTNERS'
               DEFICIENCY                                             $ 17,072,992         $ 17,422,816
                                                                      ============         ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                       Six months         Three months         Six months         Three months
                                                          ended               ended               ended               ended
                                                      June 30, 1998       June 30, 1998       June 30, 1997       June 30, 1997
                                                      -------------       -------------       -------------       -------------
REVENUE:
     Interest income                                   $     8,871         $     4,490         $     7,258         $     4,353
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   1,164,708             582,354           1,172,396             592,842
     Management fees - general partner (Note 4)            371,820             185,910             371,820             185,910
     General and administrative (Notes 2 and 4)            257,300             123,056              60,669              37,891
     Legal and accounting                                   85,465              51,222              78,004              37,779
                                                       -----------         -----------         -----------         -----------

                                                         1,879,293             942,542           1,682,889             854,422
                                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                    (1,870,422)           (938,052)         (1,675,631)           (850,069)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    209,825             102,198              40,787              16,159

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                             30,000              15,000            (112,000)            (56,000)
                                                       -----------         -----------         -----------         -----------

NET                                                    $(1,630,597)        $  (820,854)        $(1,746,844)        $  (889,910)
                                                       ===========         ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                          $       (78)        $       (39)        $       (84)        $       (42)
                                                       ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                               General              Limited
                                               Partners             Partners              Total
                                             ------------         ------------         ------------
       PARTNERSHIP INTERESTS                                            20,802
                                                                   ============


       DEFICIENCY
          January 1, 1998                    $   (697,912)        $(36,780,224)        $(37,478,136)

          Net loss for the six months
           ended June 30, 1998                    (16,306)          (1,614,291)          (1,630,597)
                                             ------------         ------------         ------------

       DEFICIENCY
          June 30, 1998                      $   (714,218)        $(38,394,515)        $(39,108,733)
                                             ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                     1998                1997
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                 $(1,630,597)        $(1,746,844)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Equity in loss of limited partnerships
           and amortization of additional basis
           and acquisition costs                                     (30,000)            112,000
          Increase in other assets                                    (1,600)                 --
          Increase in accrued interest payable                       856,244             596,802
          Increase in accrued fees and expenses
           due general partner                                       371,820             276,820
          Decrease in accounts payable and other liabilities          52,709             (13,381)
                                                                 -----------         -----------

               Net cash used in operating activities                (381,424)           (774,603)
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
         as a return of capital                                      392,957             927,973
                                                                 -----------         -----------

NET INCREASE IN CASH                                                  11,533             153,370

CASH, BEGINNING OF PERIOD                                            447,200             342,631
                                                                 -----------         -----------

CASH, END OF PERIOD                                              $   458,733         $   496,001
                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       CASH PAID DURING THE PERIOD FOR INTEREST                  $   316,152         $   575,594
                                                                 ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 1998, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

      The following is a summary of the investment in limited partnerships for the six months ended June 30, 1998:

                                                                      1997
                                                                  ------------
      Balance, beginning of period                                $ 16,870,487
      Cash distributions recognized as a return of capital            (392,957)
      Amortization of acquisition costs                                (94,000)
      Equity in income of limited partnerships                         124,000
                                                                  ------------

      Balance, end of period                                      $ 16,507,530
                                                                  ============

      The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                 Six months            Three months          Six months           Three months
                                   ended                  ended                ended                 ended
                                June 30, 1998         June 30, 1998         June 30, 1997         June 30, 1997
                                -------------         -------------         -------------         -------------
      Revenues:
        Rental and other        $   6,474,000         $   3,237,000         $  13,928,000         $   6,964,000

      Expenses:
        Depreciation                1,070,000               535,000             2,736,000             1,368,000
        Interest                      736,000               368,000             2,034,000             1,017,000
        Operating                   5,288,000             2,644,000             9,990,000             4,995,000
                                -------------         -------------         -------------         -------------

                                    7,094,000             3,547,000            14,760,000             7,380,000
                                -------------         -------------         -------------         -------------

           Net loss             $    (620,000)        $    (832,000)        $    (832,000)        $    (416,000)
                                =============         =============         =============         =============

       The difference between the investment per the accompanying balance sheets at June 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

       As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $367,000 through June 30, 1998, including approximately $199,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

       A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

       The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
       (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and
       (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

       A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


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

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $372,000 for the six months ended June 30, 1998 and 1997.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $23,500 and $22,000 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

      Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

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

      As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $367,000 through June 30, 1998, including approximately $199,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

      A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL VII; and
      (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

      A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     No exhibits are required per the provision of Item 7 of regulation
              S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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


                                    REAL ESTATE ASSOCIATES LIMITED VII
                                    (a California limited partnership)


                                    By:  National Partnership Investments Corp.,
                                         General Partner


                                         /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:  8/14/98
                                         ---------------------------------------

                                         /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                   Date:  8/14/98
                                         ---------------------------------------