Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 1998-11-20
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, September 30, 1998 and December 31, 1997 ...........................................1

              Statements of Operations,
                     Nine and Three Months Ended September 30, 1998 and 1997 .....................................2

              Statement of Partners' Deficiency,
                     Nine Months Ended September 30, 1998 ........................................................3

              Statements of Cash Flows,
                     Nine Months Ended September 30, 1998 and 1997 ...............................................4

              Notes to Financial Statements ......................................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation .........................................................11


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.................................................................................13

      Item 6.  Exhibits and Reports on Form 8-K..................................................................13

      Signatures   ..............................................................................................14

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                              1998
                                                           (Unaudited)             1997
                                                           ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)               $ 16,489,639        $ 16,870,487

   CASH                                                         176,934             447,200

   OTHER ASSETS                                                 106,729             105,129
                                                           ------------        ------------

        TOTAL ASSETS                                       $ 16,773,302        $ 17,422,816
                                                           ============        ============


                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
   Notes payable (Note 3)                                  $ 24,869,501        $ 24,869,501
   Accrued interest payable (Note 3)                         27,521,460          26,152,645
   Accrued fees and expenses
    due general partner (Note 4)                              4,320,224           3,762,494
   Accounts payable and other liabilities                       112,856             116,312
                                                           ------------        ------------

                                                             56,824,041          54,900,952
                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES
 (Notes 4 and 5)

PARTNERS' DEFICIENCY:
   General partners                                            (723,638)           (697,912)
   Limited partners                                         (39,327,101)        (36,780,224)
                                                           ------------        ------------

                                                            (40,050,739)        (37,478,136)
                                                           ------------        ------------
        TOTAL LIABILITIES AND PARTNERS'
          DEFICIENCY                                       $ 16,773,302        $ 17,422,816
                                                           ============        ============



              The accompanying notes are an integral part of these
                             financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                      Nine months        Three months      Nine months        Three months
                                                         ended               ended            ended               ended
                                                    Sept. 30, 1998     Sept. 30, 1998     Sept. 30, 1997      Sept. 30, 1997
                                                    --------------     --------------     --------------      --------------
REVENUE:
     Interest income                                  $    12,307        $     3,436        $    11,744        $     4,486
                                                      -----------        -----------        -----------        -----------

OPERATING EXPENSES:
     Interest (Note 3)                                  1,747,062            582,354          1,758,594            586,198
     Management fees - general partner (Note 4)           557,730            185,910            557,730            185,910
     General and administrative (Notes 2 and 4)           435,090            162,388             93,834             33,165
     Legal and accounting                                  90,013             19,949            122,962             44,958
                                                      -----------        -----------        -----------        -----------

                                                        2,829,895            950,601          2,533,120            850,231
                                                      -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                   (2,817,588)          (947,165)        (2,521,376)          (845,745)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                   199,985             (9,840)            46,787              6,000

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                            45,000             15,000           (168,000)           (56,000)
                                                      -----------        -----------        -----------        -----------

NET LOSS                                              $(2,572,603)       $  (942,005)       $(2,642,589)       $  (895,745)
                                                      ===========        ===========        ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                         $      (124)       $       (45)       $      (127)       $       (42)
                                                      ===========        ===========        ===========        ===========



                 The accompanying notes are an integral part of
                          these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                       General              Limited
                                       Partners             Partners              Total
                                      ------------        ------------        ------------
PARTNERSHIP INTERESTS                                           20,802
                                                          ============


DEFICIENCY
   January 1, 1998                    $   (697,912)       $(36,780,224)       $(37,478,136)

   Net loss for the nine months
   ended September 30, 1998                (25,726)         (2,546,877)         (2,572,603)
                                      ------------        ------------        ------------

DEFICIENCY
   September 30, 1998                 $   (723,638)       $(39,327,101)       $(40,050,739)
                                      ============        ============        ============



              The accompanying notes are an integral part of these
                             financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                               1998               1997
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                                $(2,572,603)       $(2,651,218)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Equity in loss of limited partnerships
          and amortization of additional basis
          and acquisition costs                                                 (45,000)           168,000
        Increase in other assets                                                 (1,600)                --
        Increase in accrued interest payable                                  1,368,815          1,173,403
        Increase in accrued fees and expenses
          due general partner                                                   557,730            362,730
        Increase (decrease) in accounts payable and other liabilities            (3,456)            13,355
                                                                            -----------        -----------

             Net cash used in operating activities                             (696,114)          (933,730)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
     as a return of capital                                                     425,848            941,482
                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                (270,266)             7,752

CASH, BEGINNING OF PERIOD                                                       447,200            342,631
                                                                            -----------        -----------

CASH, END OF PERIOD                                                         $   176,934        $   350,383
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       CASH PAID DURING THE PERIOD FOR INTEREST                             $   378,247        $   585,191
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

                               SEPTEMBER 30, 1998


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

      The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1998:

      Balance, beginning of period                                  $16,870,487
      Cash distributions recognized as a return of capital             (425,848)
      Amortization of acquisition costs                                (141,000)
      Equity in income of limited partnerships                          186,000
                                                                    -----------
      Balance, end of period                                        $16,489,639
                                                                    ===========

      The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                  Nine months         Three months        Nine months        Three months
                                     ended               ended               ended               ended
                                 Sept. 30, 1998      Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1997
                                  ------------        ------------        ------------        ------------
         Revenues:
           Rental and other       $  9,711,000        $  3,237,000        $ 20,892,000        $  6,964,000

         Expenses:
           Depreciation              1,605,000             535,000           4,104,000           1,368,000
           Interest                  1,104,000             368,000           3,051,000           1,017,000
           Operating                 7,932,000           2,644,000          14,985,000           4,995,000
                                  ------------        ------------        ------------        ------------

                                    10,641,000           3,547,000          22,140,000           7,380,000
                                  ------------        ------------        ------------        ------------

                   Net loss       $   (930,000)       $   (310,000)       $ (1,248,000)       $   (416,000)
                                  ============        ============        ============        ============

       The difference between the investment per the accompanying balance sheets at September 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $496,000 through September 30, 1998 including approximately $328,000 and $36,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

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

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $558,000 for the nine months ended September 30, 1998 and 1997.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $35,000 and $33,000 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 5 - CONTINGENCIES (CONTINUED)

       partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

      As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $496,000 through September 30, 1998 including approximately $328,000 and $36,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

      A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

         The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

         On June 26, 1998, Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy a certain number of units in the Partnership for a price of $43 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated July 6, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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


                                        REAL ESTATE ASSOCIATES LIMITED VII
                                        (a California limited partnership)


                                        By: National Partnership Investments
                                            Corp., General Partner



                                            /s/ PAUL PATIERNO
                                            ------------------------------------
                                            Paul Patierno
                                            Chief Financial Officer



                                        Date:
                                             -----------------------------------


                                            /s/ CHARLES BOXENBAUM
                                            ------------------------------------
                                            Charles Boxenbaum
                                            Chief Executive Officer


                                        Date:
                                             -----------------------------------

BOND PURCHASE, L.L.C.
P.O. Box 26730
Kansas City, MO 64196

June 26, 1998

To the Holders of Limited Partnership Interests in Real Estate Associates Limited VII.

RE:  OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $43.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited VII (the "Partnership") for cash in the amount of $43.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

     *  NO FURTHER IRS FILING

     * If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

     * You may be able to realize a tax loss that would reduce your taxes for 1998.

     * The Partnership was closed thirteen years ago in 1985. Your money has been tied up for this long period with minimal return.

     *  More immediate use for the cash tied up in your investment in the Units.

     * The absence of a formal trading market for the Units and their resulting relative illiquidity.

     * The lack of any current cash distributions.

     * General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 1,020 of the 20,800 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting our offer as only 1,020 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON JULY 31, 1998, UNLESS EXTENDED.

     Please call John Katzer at (816) 421-4670 if you have any questions.

Sincerely,

Bond Purchase, L.L.C.