Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 1999-04-15
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

                             Commission File Number
                                     0-13810
                                     -------

                       REAL ESTATE ASSOCIATES LIMITED VII

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 95-3290316
                                                     ----------

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

The Partnership holds limited partnership interests in 21 local limited partnerships as of December 31, 1998. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 15 additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 local limited partnerships. The other general partner of REA IV is NAPICO. In December 1998, the Partnership sold its interest in 11 local limited partnerships to the Operating Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.

Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which the Partnership has invested are principally existing local limited partnerships. The Partnership became the limited partner in these local limited partnerships pursuant to arm's-length negotiations with the local partnership's general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed local partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains the responsibility of maintaining, operating and managing the project. Under certain circumstances of default, the Partnership has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale, refinancing, etc.

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

During 1998, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1998, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1998


                                               Units Authorized
                                                  For Rental
                                               Assistance Under
                                                 Section 8 or
                                                  Other Rent
                                No. of            Supplement                Units       Percentage of
Name & Location                  Units              Program               Occupied       Total Units
---------------                 ------         ----------------           --------      -------------
Aristocrat Manor                   114              114/ 0                   80             70%
  Hot Springs, AR

Arkansas City Apts.                 16                4/ 7                    9             56%
  Arkansas City, AR

Bellair Manor Apts.                 68                7/ 7                   66             97%
  Niles, OH

Birch Manor Apts. I                 60               12/ 0                   60            100%
  Medina, OH

Birch Manor Apts II                 60                6/ 0                   60            100%
  Medina, OH

Bluewater Apts.                    116                None                  111             96%
  Port Huron, MI

Clarkwood Apts. I                   72               24/ 0                   67             93%
  Elyria, OH

Clarkwood Apts. II                 120               39/ 0                  116             97%
  Elyria, OH

Cleveland Apts. I                   50               50/ 0                   50            100%
  Hayti, MO

Cleveland Apts. II                  50               50/ 0                   49             98%
  Hayti, MO

Cleveland Apts. III                 21               21/ 0                   19             90%
  Hayti, MO

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1998
                                   (CONTINUED)


                                               Units Authorized
                                                  For Rental
                                               Assistance Under
                                                 Section 8 or
                                                  Other Rent
                                No. of            Supplement                Units       Percentage of
Name & Location                  Units              Program               Occupied       Total Units
---------------                 ------         ----------------           --------      -------------

Danbury Park Manor                 151               85/ 0                  142             94%
  Superior Township, MI

Desoto Apts.                        42               42/ 0                   40             95%
  Desoto, MO

Dexter Apts.                        50               50/ 0                   46             92%
  Dexter, MO

Edgewood Terrace II                258              103/ 0                  245             95%
  Washington, DC

Goodlette Arms Apts.               250                None                  245             98%
  Naples, FL

Hampshire House                    150              150/ 0                  148             99%
  Warren, OH

Henrico Arms                       232              232/ 0                  232            100%
  Richmond, VA

Ivywood Apts.                      124               75/ 0                  123             99%
  Columbus, OH

Jasper County Prop.                 24                None                   23             96%
  Heidelberg, MS

Nantucket Apts.                     60               59/ 0                   57             95%
  Alliance, OH

Newton Apts.                        36                None                   30             83%
  Newton, MS

Oak Hill Apts.                     120               82/ 0                  116             97%
  Franklin, PA

Oakview Apts.                       32                None                   30             94%
  Monticello, AR

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1998
                                   (CONTINUED)


                                              Units Authorized
                                                 For Rental
                                              Assistance Under
                                                Section 8 or
                                                 Other Rent
                                No. of           Supplement                Units       Percentage of
Name & Location                 Units              Program               Occupied       Total Units
---------------                 ------        ----------------           --------      -------------

Oakwood Park I Apts                50                 None                  50             100%
  Lorain, OH

Oakwood Park II Apts               78                 None                  74              95%
  Lorain, OH

Pachuta Apartments                 16                 None                  15              94%
  Pachuta, MS

Parkway Towers Apt                104               103/ 0                 103              99%
  E. Providence, RI

Pebbleshire Apts.                 120                24/ 0                 116              97%
  Vernon Hills, IL

Rand Grove Village                212               212/ 0                 163              77%
  Palatine, IL

Richards Park Apts.                60                24/ 0                  59              98%
  Elyria, OH

Shubuta Properties                 16                 None                  15              94%
  Shubuta, MS

South Glen Apts.                  159                27/ 0                 157              99%
  Trenton, MI

Tradewinds East                   150                 None                 141              94%
  Essexville, MI

Warren Heights Apts II             88                87/ 0                  83              94%
  Warren, OH

Yorkview Estates                   50                50/ 0                  47              94%
  Massillon, OH

                                -----            ---------               -----
  TOTAL                         3,379            1,732/ 14               3,187              94%
                                =====            =========               =====

ITEM 2. PROPERTIES

The local limited and general partnerships in which REAL VII holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the action vigorously.

As of December 31, 1998, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuit. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 3,204 registered holders of units in the Partnership. No distributions have been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:


                                                              Year Ended December 31,
                               -----------------------------------------------------------------------------------
                                   1998              1997              1996              1995              1994
                               -----------       -----------       -----------       -----------       -----------
Loss From Operations           $(3,639,747)      $(3,472,967)      $(3,240,566)      $(3,234,086)      $(3,225,472)

Gain on Sale of Limited
   Partnership Interests         7,132,262                 --                   --                   --                   --

Distributions From
   Limited Partnerships
   Recognized as Income            199,985           234,084            63,515            19,632           249,371

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs            (9,496,388)          (61,791)         (243,392)         (511,033)       (1,074,503)
                               -----------       -----------       -----------       -----------       -----------

Net Loss                       $(5,803,888)      $(3,300,674)      $(3,420,443)      $(3,725,487)      $(4,050,604)
                               ===========       ===========       ===========       ===========       ===========

Net Loss per Limited
   Partnership Interest        $       279       $      (159)      $      (164)      $      (179)      $      (193)
                               ===========       ===========       ===========       ===========       ===========



Total assets                   $   794,295       $17,422,816       $18,321,519       $19,183,742       $20,411,116
                               ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                $   359,566       $16,870,487       $17,873,759       $18,600,961       $19,757,594
                               ===========       ===========       ===========       ===========       ===========

Notes Payable                  $17,424,501       $24,869,501       $24,869,501       $24,869,501       $24,869,501
                               ===========       ===========       ===========       ===========       ===========

Fees and Expenses Due to
   General Partner             $ 4,506,134       $ 3,762,494       $ 3,213,854       $ 2,630,214       $ 2,041,574
                               ===========       ===========       ===========       ===========       ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership has investments in 36 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 11 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 93% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 47 local limited partnerships that were allocated to the Partnership were $527,000, $441,000 and $1,642,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of limited partnerships of $9,496,388, $61,791 and $243,392 for the years ended December 31, 1998, 1997 and 1996, respectively. The loss in 1998 is greater than in 1997 and 1996 as a result of an impairment of $9,558,352 recognized to the carrying values of certain investments in local limited partnerships in 1998. Other than the impairment loss recognized in 1998, recognized losses have been decreasing as investment accounts are reduced to zero balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,231,599 and $8,729,000 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $199,985, $234,084 and $63,515 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $0, $447,200 and $342,631, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $18,004, $15,330 and $15,911 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on investments and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $17,424,501 and $24,869,501 at December 31, 1998 and 1997, respectively, which bear interest at
9.5 percent per annum and have principal maturities ranging from August 1999 to 2002. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Since the Partnership was not relieved of any notes until the end of 1998 in connection with the sale of the limited partnership interests, interest expense has remained fairly constant at $2,329,415, $2,344,792 and $2,320,842 for 1998, 1997
and 1996, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year period ended December 31, 1998, management fees have remained constant at $743,640 for each of these years.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $327,951 and $167,778 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships with a total carrying value of $6,588,686 to the Operating Partnership. The sale resulted in proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable of $13,515,691 and incurring selling costs of $194,743. In March 1999, the Partnership made cash distributions of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $125,129, $109,967 and $88,801 for the years ended December 31, 1998, 1997 and 1996, respectively. General and administrative expenses were $459,567, $289,898 and $103,194 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $46,979, $46,975 and $43,124 for the years ended December 31, 1998, 1997 and
1996, respectively. Also included in general and administrative expenses for 1998 and 1997 is $327,951 and $167,778, respectively, related to the aforementioned third party reviewed of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 47 local partnerships has remained fairly constant, and was $28,239,000, $28,267,000 and

$27,858,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Total expenses for the 47 local partnerships remained fairly consistent, and were $29,421,000, $29,362,000 and $29,519,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

The total net loss for the 47 local partnerships for 1998, 1997 and 1996 aggregated $1,182,000, $1,095,000 and $1,661,000, respectively. The losses allocated to the Partnership were $527,000, $441,000 and $1,642,000 for 1998, 1997 and 1996, respectively.

During the year ended December 31, 1997, the local limited partnership that owns Meherrin consummated the sale of the apartment complex. The Partnership received $187,297 which was recognized as distributions to income. The Partnership's financial statements reflect no investment in the Meherrin Local Partnership, thus no gain was recognized upon the sale.

The Partnership, as a limited partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 26 percent and 1 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in loss of these limited partnerships represents 13 percent, 13 percent and 17 percent of the total net loss of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and notes and related accrued interest payable of $29,958,635 becoming payable in 1999 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 4, 1998

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                      1998                 1997
                                                                  ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $    359,566         $ 16,870,487

CASH                                                                      --                447,200

CASH DUE FROM ESCROW (Note 2)                                          400,000                 --

OTHER ASSETS                                                            34,729              105,129
                                                                  ------------         ------------

          TOTAL ASSETS                                            $    794,295         $ 17,422,816
                                                                  ============         ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                       $ 17,424,501         $ 24,869,501
     Accrued interest payable (Note 3)                              22,023,528           26,152,645
     Accrued fees and expenses
        due general partner (Note 4)                                 4,506,134            3,762,494
     Accounts payable and other liabilities                            122,156              116,312
                                                                  ------------         ------------

                                                                    44,076,319           54,900,952
                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                 (755,951)            (697,912)
     Limited partners                                              (42,526,073)         (36,780,224)
                                                                  ------------         ------------

                                                                   (43,282,024)         (37,478,136)
                                                                  ------------         ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                        $    794,295         $ 17,422,816
                                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998                1997                1996
                                                       -----------         -----------         -----------
REVENUE:
     Interest and other income                         $    18,004         $    15,330         $    15,911
                                                       -----------         -----------         -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   2,329,415           2,344,792           2,320,842
     Management fees - general partner (Note 4)            743,640             743,640             743,640
     General and administrative (Note 4)                   459,567             289,898             103,194
     Legal and accounting                                  125,129             109,967              88,801
                                                       -----------         -----------         -----------

                                                         3,657,751           3,488,297           3,256,477
                                                       -----------         -----------         -----------

LOSS FROM OPERATIONS                                    (3,639,747)         (3,472,967)         (3,240,566)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                  7,132,262                --                  --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    199,985             234,084              63,515

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                         (9,496,388)            (61,791)           (243,392)
                                                       -----------         -----------         -----------

NET LOSS                                               $(5,808,888)        $(3,300,674)        $(3,420,443)
                                                       ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                          $      (279)        $      (159)        $      (164)
                                                       ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                         General             Limited
                                        Partners             Partners               Total
                                      ------------         ------------         ------------
DEFICIENCY, January 1, 1996           $   (630,701)        $(30,126,318)        $(30,757,019)

        Net loss for 1996                  (34,204)          (3,386,239)          (3,420,443)
                                      ------------         ------------         ------------

DEFICIENCY, December 31, 1996             (664,905)         (33,512,557)         (34,177,462)

        Net loss, 1997                     (33,007)          (3,267,667)          (3,300,674)
                                      ------------         ------------         ------------

DEFICIENCY, December 31, 1997             (697,912)         (36,780,224)         (37,478,136)

        Net loss, 1998                     (58,039)          (5,745,849)          (5,803,888)
                                      ------------         ------------         ------------

DEFICIENCY, December 31, 1998         $   (755,951)        $(42,526,073)        $(43,282,024)
                                      ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                         1998                1997                1996
                                                                     -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net  loss                                                    $(5,803,888)        $(3,300,674)        $(3,420,443)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Gain on sale of partnership interests                   (7,132,262)                 --
              Equity in loss of limited partnerships
                  and amortization of additional basis                                                           243,392
                  and acquisition costs                                9,496,388              61,791                  --
               Decrease in other assets                                   70,400                  --           1,965,517
               Decrease in accrued interest payable                    2,069,181           1,759,601
               Increase in accrued fees and expenses                                                             583,640
                  due general partner                                    743,640             548,640
               Increase in accounts payable                                5,844              93,730               9,063
                                                                     -----------         -----------         -----------

                     Net cash used in operating activities              (439,196)           (836,912)           (618,831)
                                                                     -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Costs related to Sale of Partnership Interest                   (194,743)                 --             125,000
        Distributions from limited partnerships recognized
           as a return of capital                                        461,516             966,260             499,766
        Capital contributions to limited partnerships                    (35,669)            (24,779)            (15,956)
                                                                     -----------         -----------         -----------

                    Net cash provided by investing activities            231,104             941,481             608,810
                                                                     -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of notes payable                                        (127,607)                 --                  --
                                                                     -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                         (447,200)            104,569             (10,021)

CASH, BEGINNING OF YEAR                                                  447,200             342,631             352,652
                                                                     -----------         -----------         -----------

CASH, END OF YEAR                                                    $        --         $   447,200         $   342,631
                                                                     ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
        Cash paid during the year for interest                       $   260,234         $   585,191         $   355,325
                                                                     ===========         ===========         ===========

SUPPLEMENTAL SCHEDULE OF
   NON-CASH FINANCING ACTIVITIES
        See Note 2 to financial statements regarding notes and interest payable


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       Real Estate Associates Limited VII (the "Partnership") was formed under the California Limited Partnership Act on May 24, 1983. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investments Associates, a limited partnership and National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of REAL VII is conducted primarily by NAPICO.

       Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

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

       On December 30, 1998, the Partnership sold its interests in 11 local limited partnerships for $400,000 to the Operating Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of $9,558,352 related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

       The Partnership holds limited partnership interests in 21 limited partnerships as of December 31, 1998, after selling its interests in 11 limited partnerships. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 15 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 partnerships all of which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership, as a limited partner, is entitled to between 93 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain unconsolidated limited partnerships was approximately $8,231,599 and $8,129,000 as of December 31, 1998 and 1997, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                            1998                 1997
                                                       ------------         ------------
       Investment balance, beginning of year           $ 16,870,487         $ 17,873,759
       Cash distributions recognized as
         a return of capital                               (461,516)            (966,260)
       Equity in loss of limited partnerships            (9,309,403)             129,945
       Investment in limited partnership sold            (6,588,686)                --
       Amortization of additional basis and
         capitalized acquisition costs and fees            (186,985)            (191,736)
       Capital contributions                                 35,669               24,779
                                                       ------------         ------------
       Investment balance, end of year                 $    359,566         $ 16,870,487
                                                       ============         ============

       The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Selected financial information from the combined financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                           1997             1996
                                                                        ----------       ----------
                                                                              (in thousands)

       Land and buildings, net                                          $   43,072       $   72,595
                                                                        ==========       ==========

       Total assets                                                     $   56,433       $   93,230
                                                                        ==========       ==========

       Mortgages loan payable                                           $   46,240       $   72,899
                                                                        ==========       ==========

       Total liabilities                                                $   60,455       $   92,672
                                                                        ==========       ==========

       Equity (deficiency) of Real Estate Associates Limited VII        $   (3,559)      $    1,212
                                                                        ==========       ==========

       Deficiency of other partners                                     $     (463)      $     (654)
                                                                        ==========       ==========


                            Statements of Operations


                                                       1998             1997             1996
                                                    ----------       ----------       ----------
                                                                   (in thousands)

       Total revenue                                $   28,239       $   28,267       $   27,858
                                                    ==========       ==========       ==========

       Interest expense                             $    3,423       $    4,078       $    4,068
                                                    ==========       ==========       ==========

       Depreciation                                 $    5,555       $    5,512       $    5,472
                                                    ==========       ==========       ==========

       Total expenses                               $   29,421       $   29,362       $   29,519
                                                    ==========       ==========       ==========

       Net loss                                     $   (1,182)      $   (1,095)      $   (1,661)
                                                    ==========       ==========       ==========

       Net loss allocable to the Partnership        $     (527)      $     (441)      $   (1,642)
                                                    ==========       ==========       ==========

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 26 of the limited partnerships included above, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $115,731, $117,571 and $116,995 in 1998, 1997 and 1996, respectively. The following sets forth the significant data for these partnerships in which an affiliate of NAPICO was the general partner prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                                                                     1998             1997             1996
                                                                  ----------       ----------       ----------
                                                                                 (in thousands)

       Total assets                                               $   24,626       $   39,068
                                                                  ==========       ==========

       Total liabilities                                          $   34,124       $   50,465
                                                                  ==========       ==========

       Deficiency of Real Estate Associates Limited VII           $   (9,319)      $  (11,088)
                                                                  ==========       ==========

       Deficiency of other partners                               $     (179)      $     (309)
                                                                  ==========       ==========

       Total revenue                                              $   13,019       $   12,950       $   12,785
                                                                  ==========       ==========       ==========

       Net loss                                                   $   (1,217)      $   (1,240)      $   (1,141)
                                                                  ==========       ==========       ==========

       Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 19 of the limited partnerships, and another affiliate manages 1 of the limited partnership's properties.

       The Meherrin Local Partnership had been operating at a deficit. During the year ended December 31, 1997, the apartment complex was sold. The Partnership received $187,297 which was recognized as distributions to income. No gain was recognized upon the sale, as the Partnership had a zero investment balance in Meherrin.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant- based subsidy.

       MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

       When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 1998, the Partnership is obligated on non-recourse notes payable of $17,424,501, bearing interest at 9.5 percent, to the sellers of the partnership interests. The Partnership was relieved of notes payable in the amount of $7,445,000 in connection with the sale of the partnership interests to the Operating Partnership. The notes have principal maturity dates ranging from August 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       Maturity dates on the notes and related accrued interest payable are as follows:

                                                              Accrued
        Years Ending December 31,            Notes            Interest
        -------------------------        -----------        -----------
             1999                        $13,279,000        $16,679,635
             2000
             2001                          2,555,000          3,202,935
             2002                          1,400,000          1,846,431
             2003
             Thereafter                      190,501            294,527
                                         -----------        -----------
                                         $17,424,501        $22,023,528
                                         ===========        ===========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


3.     NOTES PAYABLE (CONTINUED)

       Notes and related accrued interest payable, aggregating $29,958,635 as of December 31, 1998, became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships; ability to continue as a going concern.

       Management will attempt to negotiate extensions of the maturity dates on the notes payable.

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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $46,979, $46,975 and $43,124 in 1998, 1997 and 1996,
       respectively, and is included in administrative expenses.

5.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the action vigorously.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $9,541,388 between the estimated nine-month equity in loss and the actual 1998 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
        INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996


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

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                Year Ended December 31, 1998
                             ----------------------------------------------------------------------------------------------------
                                                                   Cash             Equity
                               Balance                            Distri-             in                                Balance
                               January          Capital           butions           Income              Gain           December
Limited Partnerships           1, 1998       Contributions        Received          (Loss)            on Sale          31, 1998
-----------------------      -----------      -----------       -----------       -----------       -----------       -----------
Anthracite Apartments*         1,054,456                            (25,948)           46,548        (1,075,056)
Aristocrat Manor                 428,050                                             (428,050)
Arkansas City Apts
Arrowsmith Apts.*                300,214                            (24,818)          (13,401)         (261,995)
Ashland Manor*                                      4,060            (4,060)
Bangor House*                  1,485,524                                               88,983        (1,574,507)
Bellair Manor Apts               229,540                             (3,531)         (226,009)
Birch Manor I                                       2,249            (2,249)
Birch Manor II                                      1,355            (1,355)
Bluewater Apts                 1,938,577                            (13,502)       (1,925,075)
Center City Apts.*             2,509,667                            (36,470)          125,672        (2,598,869)
Clarkwood Apts. I                                   2,900            (2,900)
Clarkwood Apts. II                                  3,657            (3,657)
Cleveland I                       15,335                             (5,422)             (742)                              9,171
Cleveland II                      31,115                             (5,753)          (25,362)
Cleveland III
Danbury Park Manor
Desoto Apts                       78,903                             (1,667)          (77,236)
Dexter Apts                       10,412                             (5,418)           (4,994)
Edgewood Terrace II              463,069                                             (112,674)                            350,395
Goodlette Arms Apts            2,458,687                             (1,485)       (2,457,202)
Hampshire House Apts
Henrico Arms
Ivywood Apts                     253,948                                             (253,948)
Jasper County
King Towers*                     207,114                               (647)          (63,141)         (143,326)
Nantucket Apts                   224,253                             (3,379)         (220,874)
Newton Apts
Oak Hill I                        45,552                                              (45,552)
Oakview Apts
Oakwood Park I                                      3,338            (3,338)
Oakwood Park II                                     4,636            (4,636)
Pachuta Apts
Parkway Towers                 1,989,251                            (15,635)       (1,973,616)
Pebbleshire Apts                                    9,840            (9,840)
Pinebrook Apts.*                 786,035                                               29,836          (815,871)
Rand Grove Village
Richards Park Apts                                  1,313            (1,313)
Ridgewood Towers*                356,751                           (256,116)         (100,635)
Shubuta Properties
South Glen Apts
South Park Apts.*                                   2,322            (2,322)
Sunland Terrace*
Tradewinds East Apts           1,575,656                            (19,388)       (1,556,268)
Warren Heights Apts. II          195,110                             (1,694)         (193,416)
White Cliffs Apts                129,449                             (1,722)           (8,665)         (119,062)
Yorkview Estates                 103,819                             (3,252)         (100,567)
                             -----------      -----------       -----------       -----------       -----------       -----------
                             $16,870,487      $    35,670       $  (461,517)      $(9,496,388)      $(6,588,686)      $   359,566
                             ===========      ===========       ===========       ===========       ===========       ===========

*Sold to the Operating Partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        Year Ended December 31, 1997
                             ---------------------------------------------------------------------------------------
                                                                      Cash              Equity
                                Balance                              Distri-              in               Balance
                                January           Capital            butions            Income            December
Limited Partnerships            1, 1997        Contributions        Received            (Loss)            31, 1997
-----------------------      ------------      -------------      ------------       ------------       ------------

Anthracite Apts              $  1,053,910      $                  $    (25,948)      $     26,494       $  1,054,456
Aristocrat Manor                  496,521                                                 (68,471)           428,050
Arkansas City Apts
Arrowsmith Apts                   372,420                              (55,000)           (17,206)           300,214
Ashland Manor                                         1,483             (1,483)
Bangor House                    1,684,384                             (296,478)            97,618          1,485,524
Bellair Manor Apts                259,346                               (1,826)           (27,980)           229,540
Birch Manor I                                         1,149             (1,149)
Birch Manor II
Bluewater Apts                  1,866,348                              (13,502)            85,731          1,938,577
Center CIty Apts                2,345,638                              (36,470)           200,499          2,509,667
Clarkwood Apts. I                                     1,696             (1,696)
Clarkwood Apts. II                                    3,173             (3,173)
Cleveland I                        52,481                              (35,008)            (2,138)            15,335
Cleveland II                       78,823                              (20,389)           (27,319)            31,115
Cleveland III
Danbury Park Manor
Desoto Apts                       109,159                              (26,303)            (3,953)            78,903
Dexter Apts                        63,571                              (28,783)           (24,376)            10,412
Edgewood Terrace II               664,034                              (16,279)          (184,686)           463,069
Goodlette Arms Apts             2,429,091                               (1,485)            31,081          2,458,687
Hampshire House Apts
Henrico Arms
Ivywood Apts                      306,172                                  (32)           (52,192)           253,948
Jasper County
King Towers                       239,612                               (2,266)           (30,232)           207,114
Meherrin Landings
Nantucket Apts                    237,051                               (3,066)            (9,732)           224,253
Newton Apts
Oak Hill I                        103,548                                                 (57,996)            45,552
Oakview Apts
Oakwood Park I                                          786               (786)
Oakwood Park II                                         171               (171)
Pachuta Apts
Parkway Towers                  1,823,359                              (16,537)           182,429          1,989,251
Pebbleshire Apts                                      9,840             (9,840)
Pinebrook Apts                    770,843                                                  15,192            786,035
Rand Grove Village                229,394                              (24,284)          (205,110)                 0
Richards Park Apts                                    2,992             (2,992)
Ridgewood Towers                  564,681                             (312,501)           104,571            356,751
Shubuta Properties
South Glen Apts
South Park Apts                                       3,489             (3,489)
Sunland Terrace
Tradewinds East Apts            1,586,724                              (19,388)             8,320          1,575,656
Warren Heights Apts. II           242,208                                 (519)           (46,579)           195,110
White Cliffs Apts                 170,432                               (3,172)           (37,811)           129,449
Yorkview Estates                  124,009                               (2,245)           (17,945)           103,819
                             ------------      ------------       ------------       ------------       ------------

                             $ 17,873,759      $     24,779       $   (966,260)      $    (61,791)      $ 16,870,487
                             ============      ============       ============       ============       ============

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        Year Ended December 31, 1996
                             ---------------------------------------------------------------------------------------
                                                                      Cash              Equity
                                Balance                              Distri-              in               Balance
                                January           Capital            butions            Income            December
Limited Partnerships            1, 1996        Contributions        Received            (Loss)            31, 1996
-----------------------      ------------      ------------       ------------       ------------       ------------

Anthracite Apts              $  1,057,033      $                  $    (25,948)      $     22,825       $  1,053,910
Aristocrat Manor                  547,020                                                 (50,499)           496,521
Arkansas City Apts
Arrowsmith Apts                   382,819                                                 (10,399)           372,420
Ashland Manor
Bangor House                    1,613,076                                                  71,308          1,684,384
Bellair Manor Apts                282,472                               (2,654)           (20,472)           259,346
Birch Manor I
Birch Manor II
Bluewater Apts                  1,796,000                              (13,502)            83,850          1,866,348
Center CIty Apts                2,190,092                              (36,470)           192,016          2,345,638
Clarkwood Apts. I                                     1,316             (1,316)
Clarkwood Apts. II                                    2,729             (2,729)
Cleveland I                       108,138                              (37,821)           (17,836)            52,481
Cleveland II                      136,258                              (19,268)           (38,167)            78,823
Cleveland III                      24,941                              (13,150)           (11,791)                 0
Danbury Park Manor
Desoto Apts                       140,188                              (13,209)           (17,820)           109,159
Dexter Apts                       112,122                              (22,451)           (26,100)            63,571
Edgewood Terrace II               768,565                                                (104,531)           664,034
Goodlette Arms Apts             2,520,096                               (1,485)           (89,520)         2,429,091
Hampshire House Apts
Henrico Arms
Ivywood Apts                      359,633                               (5,790)           (47,671)           306,172
Jasper County
King Towers                       296,703                               (2,045)           (55,046)           239,612
Meherrin Landings
Nantucket Apts                    255,625                               (1,417)           (17,157)           237,051
Newton Apts
Oak Hill I                        189,146                               (3,085)           (82,513)           103,548
Oakview Apts
Oakwood Park I                                        1,207             (1,207)
Oakwood Park II                                         694               (694)
Pachuta Apts
Parkway Towers                  1,707,990                              (15,801)           131,170          1,823,359
Pebbleshire Apts                                      9,840            (9,840)
Pinebrook Apts                    728,826                                                  42,017            770,843
Rand Grove Village                518,851                              (24,284)          (265,173)           229,394
Richards Park Apts                                      170              (170)
Ridgewood Towers                  616,752                             (221,751)           169,680            564,681
Shubuta Properties
South Glen Apts                     9,305                                                  (9,305)                 0
South Park Apts
Sunland Terrace
Tradewinds East Apts            1,610,376                              (19,388)            (4,264)         1,586,724
Warren Heights Apts. II           284,076                               (4,230)           (37,638)           242,208
White Cliffs Apts                 210,389                                                 (39,957)           170,432
Yorkview Estates                  134,469                                  (61)           (10,399)           124,009
                             ------------      ------------       ------------       ------------       ------------
                             $ 18,600,961      $     15,956       $   (499,766)      $   (243,392)      $ 17,873,759
                             ============      ============       ============       ============       ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1998


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

              3.     Investments in property and equipment:


                                                     Buildings,
                                                    Furnishings,
                                                         And
                                    Land              Equipment             Total
                                -------------       -------------       -------------
Balance, January 1, 1996        $   6,802,743       $ 145,685,996       $ 152,488,739

Net additions - 1996                   87,881           1,259,235           1,347,116
                                -------------       -------------       -------------

Balance, December 31, 1996          6,890,624         146,945,231         153,835,855

Net deletions - 1997                  (84,424)         (1,151,672)         (1,236,096)
                                -------------       -------------       -------------

Balance, December 31, 1997          6,806,200         145,793,559         152,599,759

Sale of Properties                 (1,638,515)        (47,366,524)        (49,005,039)

Net additions - 1998                  688,860             177,371             866,231
                                -------------       -------------       -------------

Balance, December 31, 1998      $   5,856,545       $  98,604,406       $ 104,460,951
                                =============       =============       =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1998


                                                 Buildings,
                                                Furnishings
                                                    And
                                                 Equipment
                                               ------------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1996                       $ 69,062,129

Net additions, 1996                               5,565,703
                                               ------------

Balance, December 31, 1996                       74,627,832

Net additions, 1997                               5,376,393
                                               ------------

Balance, December 31, 1997                       80,004,225

Sale of Properties                              (24,273,559)

Net additions, 1998                               5,657,944
                                               ------------

Balance, December 31, 1998                     $ 61,388,610
                                               ============

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

REAL ESTATE ASSOCIATES LIMITED VII (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $743,640 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $46,979, $46,975 and $43,124 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 26 of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. The affiliate received property management fees of $115,731, $117,571 and $116,995 in 1998, 1997 and 1996, respectively.

Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 19 of the limited partnerships, and another affiliate manages 1 of the limited partnership's properties.

On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships, with a total carrying value of $6,588,686, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $400,000 and a net gain of $7,132,262 after being relieved of notes and interest payable of $13,515,691 and incurring selling costs of $194,743. In March 1999, the Partnership made cash distributions of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Deficiency for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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


REAL ESTATE ASSOCIATES LIMITED VII

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner


/s/ CHARLES H. BOXENBAUM
---------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
---------------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
---------------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
---------------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
---------------------------------------------
Paul Patierno
Chief Financial Officer