Form 10-Q
period 1999-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 1999-05-24
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, March 31, 1999 and December 31, 1998 .............................1

           Statements of Operations,
                 Three Months Ended March 31, 1999 and 1998 .................................2

           Statement of Partners' Deficiency,
                 Three Months Ended March 31, 1999 ..........................................3

           Statements of Cash Flows,
                 Three Months Ended March 31, 1999 and 1998 .................................4

           Notes to Financial Statements ....................................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ........................................11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................13

     Item 6.  Exhibits and Reports on Form 8-K..............................................13

     Signatures.............................................................................14


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                                           1999                     1998
                                                                                       (Unaudited)                 (Audited)
                                                                                       ------------             ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                                           $    357,395             $    359,566

CASH DUE FROM ESCROW (Note 2)                                                                    --                  400,000

OTHER ASSETS                                                                                 34,729                   34,729
                                                                                       ------------             ------------

          TOTAL ASSETS                                                                 $    392,124             $    794,295
                                                                                       ============             ============


                              LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                                            $ 17,424,501             $ 24,869,501
     Accrued interest payable (Note 3)                                                   22,425,106               26,152,645
     Accrued fees and expenses
        due general partner (Note 4)                                                      4,603,322                3,762,494
     Accounts payable and other liabilities                                                  15,454                  116,312
                                                                                       ------------             ------------

                                                                                         44,468,383               54,900,952
                                                                                       ------------             ------------

COMMITMENTS AND CONTINGENCIES
     (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                                      (763,893)                (697,912)
     Limited partners                                                                   (43,312,366)             (36,780,224)
                                                                                       ------------             ------------

                                                                                        (44,076,259)             (37,478,136)
                                                                                       ------------             ------------
           TOTAL LIABILITIES AND PARTNERS'
               DEFICIENCY                                                              $    392,124             $    794,295
                                                                                       ============             ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                              1999                  1998
                                                           ---------             ---------
REVENUE:
     Interest income                                       $     309             $   4,380
                                                           ---------             ---------

OPERATING EXPENSES:
     Interest (Note 3)                                       409,308               582,354
     Management fees - general partner (Note 4)               97,188               185,910
     General and administrative (Note 4)                      63,161               134,243
     Legal and accounting                                     28,780                34,244
                                                           ---------             ---------

                                                             598,437               936,751
                                                           ---------             ---------

LOSS FROM OPERATIONS                                        (598,128)             (932,371)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                       71,893               107,626

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                                7,000                15,000
                                                           ---------             ---------

NET LOSS                                                   $(519,235)            $(809,745)
                                                           =========             =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                              $     (25)            $     (39)
                                                           =========             =========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                               General                Limited
                                               Partners                Partners                    Total
                                               --------                --------                    -----

PARTNERSHIP INTERESTS                                                      20,802
                                                                     ============


DEFICIENCY
   January 1, 1999                          $   (755,951)            $(42,526,073)            $(43,282,024)

   Distributions                                  (2,750)                (272,250)                (275,000)

   Net loss for the three months
   ended March 31, 1999                           (5,192)                (514,043)                (519,235)
                                            ------------             ------------             ------------

DEFICIENCY
   March 31, 1999                           $   (763,893)            $(43,312,366)            $(44,076,259)
                                            ============             ============             ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                            1999                    1998
                                                                        -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                         $  (519,235)            $  (809,745)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Equity in loss of limited partnerships
                and amortization of additional basis
                and acquisition costs                                        (7,000)                (15,000)
            Increase in other assets                                              0                  (1,600)
             Increase in accrued interest payable                        (3,727,539)                575,671
             Increase in accrued fees and expenses
                due general partner                                         840,828                 185,910
             Decrease in accounts payable
               and other liabilities                                       (100,858)                 56,896
                                                                        -----------             -----------

                   Net cash used in operating activities                 (3,513,804)                 (7,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships recognized
         as a return of capital                                               9,171                  92,129
      Sale proceeds                                                         400,000                      --
      Distributions to partners                                            (275,000)                     --
                                                                        -----------             -----------
                   Net cash provided by investing activities                134,171                  92,129

NET DECREASE IN CASH                                                             --                  84,261

CASH, BEGINNING OF PERIOD                                                        --                 447,200
                                                                        -----------             -----------

CASH, END OF PERIOD                                                     $        --             $   531,461
                                                                        ===========             ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
      CASH PAID DURING THE PERIOD FOR INTEREST                          $     7,730             $     6,683
                                                                        ===========             ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1998 prepared by Real Estate Associates Limited VII (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at March 31, 1999, and the results of operations and changes in cash flows for the three months then ended.

     The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                 MARCH 31, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 20 limited partnerships as of March 31, 1999, after selling its interests in 11 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 3 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 23 limited partnerships which owns residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investment in limited partnerships for the three months ended March 31, 1999:

     Balance, beginning of period                                         $359,566
     Cash distributions recognized as a return of capital                   (9,171)
     Amortization of acquisition costs                                      (2,000)
     Equity in loss of limited partnerships                                  9,000
                                                                          --------

     Balance, end of period                                               $357,395
                                                                          ========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                                            Three months           Three months
                                                                ended                  ended
                                                           March 31, 1999          March 31, 1998
                                                            -----------             -----------
Revenues:
   Rental and other                                         $ 4,837,000             $ 6,964,000
                                                            -----------             -----------

Expenses:
   Depreciation                                               1,019,000               1,368,000
   Interest                                                     410,000               1,017,000
   Operating                                                  3,659,000               4,995,000
                                                            -----------             -----------

                                                              5,088,000               7,380,000
                                                            -----------             -----------

          Net loss                                          $  (251,000)            $  (416,000)
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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

      As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998.

      On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,500 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - NOTES PAYABLE

      Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $17,424,501, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $97,000 and $186,000 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,100 and $11,700 for the three months ended March 31, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

      On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 5 - CONTINGENCIES (CONTINUED)

      commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                                 MARCH 31, 1999


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999



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

    As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998.

    On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1999 and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,000 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

    Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999




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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                   REAL ESTATE ASSOCIATES LIMITED VII
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp., General Partner



                                         /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:            May 20, 1999
                                         ---------------------------------------





                                         /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                   Date:            May 20, 1999
                                         ---------------------------------------