Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 1999-08-16
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, June 30, 1999 and December 31, 1998 ..............................1

           Statements of Operations,
                 Six and Three Months Ended June 30, 1999 and 1998 ..........................2

           Statement of Partners' Deficiency,
                 Six Months Ended June 30, 1999 .............................................3

           Statements of Cash Flows,
                 Six Months Ended June 30, 1999 and 1998 ....................................4

           Notes to Financial Statements ....................................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ........................................13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................15

     Item 6.  Exhibits and Reports on Form 8-K..............................................15

     Signatures.............................................................................16



                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                               1999
                                                            (Unaudited)              1998
                                                           ------------          ------------

     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $    364,395          $    359,566

     CASH                                                        92,725                    --

     CASH DUE FROM ESCROW (Note 2)                                   --               400,000

     OTHER ASSETS                                                34,729                34,729
                                                           ------------          ------------

               TOTAL ASSETS                                $    491,849          $    794,295
                                                           ============          ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

     LIABILITIES:
          Notes payable (Note 3)                           $ 17,424,501          $ 17,424,501
          Accrued interest payable (Note 3)                  22,816,633            22,023,528
          Accrued fees and expenses
             due general partner (Note 4)                     4,739,510             4,506,134
          Accounts payable and other liabilities                 31,988               122,156
                                                           ------------          ------------

                                                             45,012,632            44,076,319
                                                           ------------          ------------

     COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

     PARTNERS' DEFICIENCY:
          General partners                                     (768,339)             (755,951)
          Limited partners                                  (43,752,444)          (42,526,073)
                                                           ------------          ------------

                                                            (44,520,783)          (43,282,024)
                                                           ------------          ------------
                TOTAL LIABILITIES AND PARTNERS'
                     DEFICIENCY                            $    491,849          $    794,295
                                                           ============          ============



              The accompanying notes are an integral part of these
                             financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                         Six months         Three months         Six months          Three months
                                                           ended                ended               ended                ended
                                                       June 30, 1999        June 30, 1999        June 30, 1998       June 30, 1998
                                                        -----------          -----------          -----------          -----------
REVENUE:
     Interest income                                    $       359          $        50          $     8,871          $     4,490
                                                        -----------          -----------          -----------          -----------

OPERATING EXPENSES:
     Interest (Note 3)                                      818,615              409,308            1,164,708              582,354
     Management fees - general partner (Note 4)             233,376              136,188              371,820              185,910
     General and administrative (Notes 2 and 4)              78,858              475,988              257,300              123,056
     Legal and accounting                                    80,586               37,680               85,465               51,222
                                                        -----------          -----------          -----------          -----------

                                                          1,211,435            1,059,164            1,879,293              942,542
                                                        -----------          -----------          -----------          -----------

LOSS FROM OPERATIONS                                     (1,211,076)          (1,059,114)          (1,870,422)            (938,052)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                     233,317              102,213              209,825              102,198

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                              14,000                7,000               30,000               15,000
                                                        -----------          -----------          -----------          -----------

NET LOSS                                                $  (963,759)         $  (949,901)         $(1,630,597)         $  (820,854)
                                                        ===========          ===========          ===========          ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                           $       (46)         $       (46)         $       (78)         $       (39)
                                                        ===========          ===========          ===========          ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                          General               Limited
                                          Partners              Partners               Total
                                       -------------         -------------         ---------------

PARTNERSHIP INTERESTS                                              20,802
                                                             ============


DEFICIENCY.
   January 1, 1999                     $   (755,951)         $(42,526,073)         $(43,282,024)

   Distributions                             (2,750)             (272,250)             (275,000)

   Net loss for the six months
   ended June 30, 1999                       (9,638)             (954,121)             (963,759)
                                       ------------          ------------          ------------

DEFICIENCY.
   June 30, 1999                       $   (768,339)         $(43,752,444)         $(44,520,783)
                                       ============          ============          ============


              The accompanying notes are an integral part of these
                             financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                      1999                 1998
                                                                                   -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                    $  (963,759)         $(1,630,597)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                                 (14,000)             (30,000)
             Decrease in other assets                                                       --               (1,600)
             Increase in accrued interest payable                                      793,105              856,244
             Increase in accrued fees and expenses
                 due general partner                                                   233,376              371,820
             Increase (decrease) in accounts payable and other liabilities             (90,168)              52,709
                                                                                   -----------          -----------

                    Net cash used in operating activities                              (41,446)            (381,424)
                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                         9,171              392,957
       Sale proceeds                                                                   400,000                   --
                                                                                   -----------          -----------

                    Net cash provided from investing activities                        409,171              392,957

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                                      (275,000)                  --
                                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                         92,725             (381,424)

CASH, BEGINNING OF PERIOD                                                                   --              447,200
                                                                                   -----------          -----------

CASH, END OF PERIOD                                                                $    92,725          $    65,776
                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       CASH PAID DURING THE PERIOD FOR INTEREST                                    $    25,510          $   316,152
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

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1998 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at June 30, 1999, and the results of operations and changes in cash flows for the six and three months then ended.

       The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 21 limited partnerships as of June 30, 1999, after selling its interests in 11 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 36 limited partnerships which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

       The following is a summary of the investment in limited partnerships for the six months ended June 30, 1999:

       Balance, beginning of period                                    $359,566
       Cash distributions recognized as a return of capital              (9,171)
       Amortization of acquisition costs                                 (4,000)
       Equity in loss of limited partnerships                            18,000
                                                                       --------
       Balance, end of period                                          $364,395
                                                                       ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                              Six months          Three months         Six months           Three months
                                 ended               ended                ended                ended
                            June 30, 1999        June 30, 1999       June 30, 1998         June 30, 1998
                             -----------          -----------          -----------          -----------
Revenues:
    Rental and other         $ 9,674,000          $ 4,837,000          $ 6,474,000          $ 3,237,000
                             -----------          -----------          -----------          -----------

Expenses:
    Depreciation               2,038,000            1,019,000            1,070,000              535,000
    Interest                     820,000              410,000              736,000              368,000
    Operating                  7,318,000            3,659,000            5,288,000            2,644,000
                             -----------          -----------          -----------          -----------

                               1,176,000            5,088,000            7,094,000            3,547,000
                             -----------          -----------          -----------          -----------

        Net loss             $  (502,000)         $  (251,000)         $  (620,000)         $  (832,000)
                             ===========          ===========          ===========          ===========

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998, including $199,183 for the six months ended June 30, 1998.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

                                  JUNE 30, 1999


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $233,000 and $372,000 for the six months ended June 30, 1999 and 1998, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $16,900 and $23,500 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1999


NOTE 5 - CONTINGENCIES (CONTINUED)

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

                                  JUNE 30, 1999


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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS (CONTINUED)

       Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS (CONTINUED)

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998, including $199,183 for the six months ended June 30, 1998.

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

                                      JUNE 30, 1999


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

                                  JUNE 30, 1999


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


                                REAL ESTATE ASSOCIATES LIMITED VII
                                (a California limited partnership)


                                By: National Partnership Investments Corp., General Partner


                                      /s/ BRUCE NELSON
                                      -----------------------------------------
                                      Bruce Nelson
                                      President


                                Date:      August 13, 1999
                                      -----------------------------------------


                                      /s/ CHARLES H. BOXENBAUM
                                      -----------------------------------------
                                      Charles H. Boxenbaum
                                      Chief Executive Officer


                                Date:      August 13, 1999
                                      -----------------------------------------