Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 1999-11-22
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets, September 30, 1999 and December 31, 1998 ..................  1

        Statements of Operations, Nine and Three Months Ended September 30,
               1999 and 1998 ......................................................  2

        Statement of Partners' Deficiency, Nine Months Ended September
               30, 1999 ...........................................................  3

        Statements of Cash Flows, Nine Months Ended September 30, 1999 and 1998....  4

        Notes to Financial Statements .............................................  5

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation ................................. 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................ 16

Item 6.  Exhibits and Reports on Form 8-K ......................................... 16

Signatures ........................................................................ 17

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                1999
                                                             (Unaudited)             1998
                                                            ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                $    371,395         $    359,566

CASH                                                             186,838                   --

CASH DUE FROM ESCROW (Note 2)                                         --              400,000

OTHER ASSETS                                                      34,729               34,729
                                                            ------------         ------------

          TOTAL ASSETS                                      $    592,962         $    794,295
                                                            ============         ============


             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                 $ 17,424,501         $ 17,424,501
     Accrued interest payable (Note 3)                        23,225,941           22,023,528
     Accrued fees and expenses
        due general partner (Note 4)                           4,875,698            4,506,134
     Accounts payable and other liabilities (Note 2)              71,192              122,156
                                                            ------------         ------------

                                                              45,597,332           44,076,319
                                                            ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                           (773,174)            (755,951)
     Limited partners                                        (44,231,196)         (42,526,073)
                                                            ------------         ------------

                                                             (45,004,370)         (43,282,024)
                                                            ------------         ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                  $    592,962         $    794,295
                                                            ============         ============



    The accompanying notes are an integral part of thesefinancial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                       Nine months        Three months         Nine months        Three months
                                                           ended              ended               ended               ended
                                                       Sept 30, 1999      Sept 30, 1999       Sept 30, 1998       Sept 30, 1998
                                                       ------------       -------------       -------------       --------------
REVENUE:
     Interest income                                   $     1,066         $       707         $    12,307         $     3,436
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   1,227,923             409,308           1,747,062             582,354
     Management fees - general partner (Note 4)            369,564             136,188             557,730             185,910
     General and administrative (Notes 2 and 4)            113,683              20,700             435,090             162,388
     Legal and accounting                                  115,736              49,276              90,013              20,789
                                                       -----------         -----------         -----------         -----------

                                                         1,826,906             615,472           2,829,895             951,441
                                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                    (1,825,840)           (614,765)         (2,817,588)           (948,005)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    357,494             124,178             199,985                  --

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                             21,000               7,000              45,000               6,000
                                                       -----------         -----------         -----------         -----------

NET LOSS                                               $(1,447,346)        $  (483,587)        $(2,572,603)        $  (942,005)
                                                       ===========         ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                          $       (93)        $       (31)        $      (124)        $       (45)
                                                       ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


                                          General             Limited
                                         Partners             Partners              Total
                                       ------------         ------------         ------------

PARTNERSHIP INTERESTS                                             15,578
                                                            ============


DEFICIENCY
   January 1, 1999                     $   (755,951)        $(42,526,073)        $(43,282,024)

   Distributions                             (2,750)            (272,250)            (275,000)

   Net loss for the nine months
   ended September 30, 1999                 (14,473)          (1,432,873)          (1,447,346)
                                       ------------         ------------         ------------

DEFICIENCY
   September 30, 1999                  $   (773,174)        $(44,231,196)        $(45,004,370)
                                       ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                  1999                1998
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                               $(1,447,346)        $(2,572,603)
       Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                             (21,000)            (45,000)
             Increase in other assets                                                   --              (1,600)
             Increase in accrued interest payable                                1,202,413           1,368,815
             Increase in accrued fees and expenses
                 due general partner                                               369,564             557,730
             Decrease in accounts payable and other liabilities                    (50,964)             (3,456)
                                                                               -----------         -----------

                    Net cash provided by (used in) operating activities             52,667            (696,114)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                     9,171             425,848
       Sale proceeds                                                               400,000                  --
                                                                               -----------         -----------

                    Net cash provided from investing activities                    409,171             425,848
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                                  (275,000)                 --
                                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                    186,838            (270,266)

CASH, BEGINNING OF PERIOD                                                               --             447,200
                                                                               -----------         -----------

CASH, END OF PERIOD                                                            $   186,838         $   176,934
                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       CASH PAID DURING THE PERIOD FOR INTEREST                                $    25,510         $   378,247
                                                                               ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 1999, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999


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

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 15,578 for the periods presented.

CASH

The Partnership has its cash on deposit with one high credit quality financial institutions. Such cash is in excess of the FDIC insurance limit.

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

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 21 limited partnerships as of September 30, 1999, after selling its interests in 11 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 36 limited partnerships which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                             $ 359,566
Cash distributions recognized as a return of capital        (9,171)
Amortization of acquisition costs                           (6,000)
Equity in loss of limited partnerships                      27,000
                                                         ---------
Balance, end of period                                   $ 371,395
                                                         =========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                              Nine months         Three months        Nine months         Three months
                                ended                ended               ended                ended
                           Sept. 30, 1999       Sept. 30, 1999      Sept. 30, 1998       Sept. 30, 1998
                           --------------       --------------      --------------       --------------
REVENUES:
   Rental and other         $ 14,511,000         $  4,837,000         $  9,711,000         $  3,237,000
                            ------------         ------------         ------------         ------------

EXPENSES:
    Depreciation               3,057,000            1,019,000            1,605,000              535,000
    Interest                   1,230,000              410,000            1,104,000              368,000
    Operating                 10,977,000            3,659,000            7,932,000            2,644,000
                            ------------         ------------         ------------         ------------

                              15,264,000            5,088,000           10,641,000            3,547,000
                            ------------         ------------         ------------         ------------

            Net loss        $   (753,000)        $   (251,000)        $   (930,000)        $   (310,000)
                            ============         ============         ============         ============


NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA- insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998, including approximately $328,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $41,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $2,000 of such costs.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,500 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                               SEPTEMBER 30, 1999


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $370,000 and $558,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $17,000 and $35,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associated Limited Real VI commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $495,729 through December 31, 1998, including approximately $328,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $41,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $2,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,500 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associated Limited Real VI commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REAL ESTATE ASSOCIATES LIMITED VII
                                       (a California limited partnership)


                                       By:    National Partnership Investments
                                              Corp.,
                                              its General Partner



                                              By: /s/ BRUCE NELSON
                                                 -------------------------------
                                                 Bruce Nelson
                                                 President


                                              Date:  November 17, 1999
                                                   -----------------------------



                                              By: /s/ CHARLES H. BOXENBAUM
                                                 ------------------------------
                                                 Charles H. Boxenbaum
                                                 Chief Executive Officer


                                              Date:  November 17, 1999
                                                   -----------------------------