Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2000-04-14
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I.
Casden.

The Partnership holds limited partnership interests in 21 local limited partnerships as of December 31, 1999. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 15 additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 local limited partnerships. The other general partner of REA IV is NAPICO. In December 1998, the Partnership sold its interest in 11 local limited partnerships to the Operating Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.

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

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1999, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent                            Percentage of
                                 No. of             Supplement               Units        Total Units
Name and Location                 Units              Program               Occupied        Occupied
-----------------                 -----              -------               --------        --------
Aristocrat Manor                   114                114/0                   88             77%
  Hot Springs, AR

Arkansas City Apts.                 16                 0/12                   13             81%
  Arkansas City, AR

Bellair Manor Apts.                 68                 68/7                   68            100%
  Niles, OH

Birch Manor Apts. I                 60                 60/0                   60            100%
  Medina, OH

Birch Manor Apts II                 60                 60/0                   60            100%
  Medina, OH

Bluewater Apts.                    116                 None                  105             91%
  Port Huron, MI

Clarkwood Apts. I                   72                 28/0                   68             94%
  Elyria, OH

Clarkwood Apts. II                 120                120/0                  114             95%
  Elyria, OH

Cleveland Apts. I                   50                 50/0                   50            100%
  Hayti, MO

Cleveland Apts. II                  50                 50/0                   50            100%
  Hayti, MO

Cleveland Apts. III                 21                 21/0                   21            100%
  Hayti, MO

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1999
                                   (CONTINUED)

                                                 Units Authorized
                                                    For Rental
                                                 Assistance Under
                                                   Section 8 or
                                                    Other Rent                           Percentage of
                               No. of               Supplement                Units       Total Units
Name and Location               Units                 Program               Occupied       Occupied
-----------------               -----                 -------               --------       --------
Danbury Park Manor                 151                 86/0                  141             93%
  Superior Township, MI

Desoto Apts.                        42                 42/0                   42            100%
  Desoto, MO

Dexter Apts.                        50                 50/0                   46             92%
  Dexter, MO

Edgewood Terrace II                258                103/0                  252             98%
  Washington, DC

Goodlette Arms Apts.               250                250/0                  249            100%
  Naples, FL

Hampshire House                    150                150/0                  150            100%
  Warren, OH

Henrico Arms                       232                232/0                  232            100%
  Richmond, VA

Ivywood Apts.                      124                124/0                  123             99%
  Columbus, OH

Jasper County Prop.                 24                 None                   24            100%
  Heidelberg, MS

Nantucket Apts.                     60                 59/0                   59             98%
  Alliance, OH

Newton Apts.                        36                 None                   30             83%
  Newton, MS

Oak Hill Apts.                     120                120/0                  114             95%
  Franklin, PA

Oakview Apts.                       32                  0/7                   29             91%
  Monticello, AR

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 1999
                                   (CONTINUED)

                                           Units Authorized
                                              For Rental
                                           Assistance Under
                                             Section 8 or
                                              Other Rent                     Percentage of
                               No. of         Supplement           Units      Total Units
Name and Location               Units           Program          Occupied      Occupied
-----------------               -----           -------          --------      --------
Oakwood Park I Apts                50             None             49            98%
  Lorain, OH

Oakwood Park II Apts               78             None             71            91%
  Lorain, OH

Pachuta Apartments                 16             0/16             16           100%
  Pachuta, MS

Parkway Towers Apt                104            104/0            101            97%
  E. Providence, RI

Pebbleshire Apts.                 120             24/0            120           100%
  Vernon Hills, IL

Rand Grove Village                212            212/0            204            96%
  Palatine, IL

Richards Park Apts.                60             24/0             59            98%
  Elyria, OH

Shubuta Properties                 16             0/16             16           100%
  Shubuta, MS

South Glen Apts.                  159             14/0            155            97%
  Trenton, MI

Tradewinds East                   150             None            139            93%
  Essexville, MI

Warren Heights Apts II             88             88/0             85            97%
  Warren, OH

Yorkview Estates                   50             50/0             47            94%
  Massillon, OH                 -----        ---------          -----


  TOTAL                         3,379         2,303/51          3,250            96%
                                =====        =========          =====

ITEM 2. PROPERTIES

The local limited and general partnerships in which REAL VII holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 1999, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL VII.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1999, there were 3,180 registered holders of units in the Partnership. No distributions have been made from the inception of the Partnership to December 31, 1999. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

ITEM 6.     SELECTED FINANCIAL DATA:


                                                            Year Ended December 31,
                               ----------------------------------------------------------------------------------------
                                   1999               1998               1997               1996               1995
                               ------------       ------------       ------------       ------------       ------------
Loss From Operations           $ (2,402,772)      $ (3,639,747)      $ (3,472,967)      $ (3,240,566)      $ (3,234,086)

Gain on Sale of Limited
   Partnership Interests                 --          7,132,262                 --                 --                 --

Distributions From
   Limited Partnerships
   Recognized as Income             357,404            199,985            234,084             63,515             19,632

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs               (145,660)        (9,496,388)           (61,791)          (243,392)          (511,033)
                               ------------       ------------       ------------       ------------       ------------

Net Loss                       $ (2,191,028)      $ (5,803,888)      $ (3,300,674)      $ (3,420,443)      $ (3,725,487)
                               ============       ============       ============       ============       ============

Net Loss per Limited
   Partnership Interest        $       (104)      $       (276)      $       (157)      $       (163)      $       (177)
                               ============       ============       ============       ============       ============



Total assets                   $    335,843       $    794,295       $ 17,422,816       $ 18,321,519       $ 19,183,742
                               ============       ============       ============       ============       ============

Investments in Limited
   Partnerships                $    239,464       $    359,566       $ 16,870,487       $ 17,873,759       $ 18,600,961
                               ============       ============       ============       ============       ============

Notes Payable                  $ 17,424,501       $ 17,424,501       $ 24,869,501       $ 24,869,501       $ 24,869,501
                               ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partner             $  5,006,313       $  4,506,134       $  3,762,494       $  3,213,854       $  2,630,214
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

At December 31, 1999, the Partnership has investments in 36 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 11 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 93% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the local partnerships that were allocated to the Partnership was $289,000, ($527,000) and ($441,000) for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(145,660), $61,964 and $(61,791) for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of $9,558,352 recognized on the carrying values of certain investments in local limited partnerships in 1998. The loss increased in 1999 as a result of the sale of partnership interests in December 1998, which had generated income in prior years. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $9,741,000 and $9,916,000 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $357,404, $199,985 and $234,084 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. As a result of the impairment losses recognized in 1998, there were more local limited partnerships with no positive partner investment balance, which caused those types of distributions to increase.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $96,379, $0 and $447,200, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $2,723, $18,004 and $15,330 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on investments and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $17,424,501 at December 31, 1999 and 1998, which bear interest at 9.5 percent per annum and have principal maturities ranging from August 1999 to December 2002. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Because the Partnership was relieved of certain notes at the end of 1998 in connection with the sale of the limited partnership interests, interest expense has decreased from $2,329,415 and $2,344,792 for 1998 and 1997, respectively, to $1,652,605 for 1999.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $743,640 for 1998 and 1997 to $500,179 for 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnerships of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730, $327,951 and $167,778 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships with a total carrying value of $6,588,686 to the Operating Partnership. The sale resulted in proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable of $13,515,691 and incurring selling costs of $194,743. The cash proceeds were held in escrow at December 31, 1998, and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

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

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $118,460, $125,129 and $109,967 for the years ended December 31, 1999, 1998 and 1997, respectively. General and administrative expenses were $134,251, $459,567 and $289,898 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $16,920, $46,979 and $46,975 for the years ended December 31, 1999, 1998 and 1997, respectively. Also included in general and administrative expenses for 1999, 1998 and 1997 is $50,730, $327,951 and $167,778, respectively, related to the aforementioned third party reviewed of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $33,882 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999, as compared to prior years, as a result of the sale of 11 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $28,239,000 and $28,267,000 for the years ended December 31, 1998 and 1997, respectively, to $19,626,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $29,421,000 and $29,397,000 for the years ended December 31, 1998 and 1997, respectively, to $19,980,000 for the year ended December 31, 1999.

The total net loss for the local partnerships for 1999, 1998 and 1997 aggregated $354,000, $1,182,000 and $1,095,000, respectively. The income (losses) allocated to the Partnership were $289,000, ($527,000) and ($441,000) for 1999, 1998 and
1997, respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the Partnership is subject to market risk resulting from fluctuations in the general level of U.S. interest rates as the Partnership's debt of $17,424,501 is based on a weighted average fixed rate of 9.6% per annum. As a result, the Partnership will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties.

The following table provides information about the Partnership's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 1999 (in thousands):

                                                                                                                     Fair Market
                              2000           2001           2002      2003    2004    Thereafter        Total           Value
                              ----           ----           ----      ----    ----    ----------        -----           -----
Interest Rate Sensitive
  Liabilities:

Fixed Rate Debt .....    $  13,279,000     $2,555,000    $1,590,501                                $17,424,501       $17,424,501
     Weighted Average
     Interest Rate ..              9.5%           9.8%           10%                                       9.6%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 26 percent of total assets as of December 31, 1998, and the equity in loss of these limited partnerships represents 1 percent and 13 percent of the total net loss of the Partnership for the years ended December 31, 1998 and 1997, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $31,202,449 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                              1999               1998
                                                          ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)              $    239,464       $    359,566

CASH                                                            96,379                 --

CASH DUE FROM ESCROW (Note 2)                                       --            400,000

OTHER ASSETS                                                        --             34,729
                                                          ------------       ------------

          TOTAL ASSETS                                    $    335,843       $    794,295
                                                          ============       ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                               $ 17,424,501       $ 17,424,501
     Accrued interest payable (Note 3)                      23,588,625         22,023,528
     Accrued fees and expenses
        due general partner (Note 4)                         5,006,313          4,506,134
     Accounts payable and other liabilities (Note 2)            64,456            122,156
                                                          ------------       ------------

                                                            46,083,895         44,076,319
                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                         (780,611)          (755,951)
     Limited partners                                      (44,967,441)       (42,526,073)
                                                          ------------       ------------

                                                           (45,748,052)       (43,282,024)
                                                          ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                $    335,843       $    794,295
                                                          ============       ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        1999               1998             1997
                                                     -----------       -----------       -----------
REVENUE:
     Interest and other income                       $     2,723       $    18,004       $    15,330
                                                     -----------       -----------       -----------

OPERATING EXPENSES:
     Interest (Note 3)                                 1,652,605         2,329,415         2,344,792
     Management fees - general partner (Note 4)          500,179           743,640           743,640
     General and administrative (Note 4)                 134,251           459,567           289,898
     Legal and accounting                                118,460           125,129           109,967
                                                     -----------       -----------       -----------

                                                       2,405,495         3,657,751         3,488,297
                                                     -----------       -----------       -----------

LOSS FROM OPERATIONS                                  (2,402,772)       (3,639,747)       (3,472,967)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                       --         7,132,262                --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                  357,404           199,985           234,084

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                         (145,660)       (9,496,388)          (61,791)
                                                     -----------       -----------       -----------

NET LOSS                                             $(2,191,028)      $(5,803,888)      $(3,300,674)
                                                     ===========       ===========       ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $      (104)      $      (276)      $      (157)
                                                     ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                       General           Limited
                                      Partners           Partners            Total
                                    ------------       ------------       ------------
DEFICIENCY, January 1, 1997         $   (664,905)      $(33,512,557)      $(34,177,462)

    Net loss for 1997                    (33,007)        (3,267,667)        (3,300,674)
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1997           (697,912)       (36,780,224)       (37,478,136)

    Net loss for 1998                    (58,039)        (5,745,849)        (5,803,888)
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1998           (755,951)       (42,526,073)       (43,282,024)

    Distributions to partners             (2,750)          (272,250)          (275,000)

    Net loss for 1999                    (21,910)        (2,169,118)        (2,191,028)
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1999       $   (780,611)      $(44,967,441)      $(45,748,052)
                                    ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   1999              1998              1997
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(2,191,028)      $(5,803,888)      $(3,300,674)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Gain on sale of limited partnership interests                 --        (7,132,262)               --
           Equity in loss of limited partnerships
               and amortization of additional basis
               and acquisition costs                                145,660         9,496,388            61,791
            Decrease in other assets                                 34,729            70,400                --
            Increase in accrued interest payable                  1,565,097         2,069,181         1,759,601
            Increase in accrued fees and expenses
               due general partner                                  500,179           743,640           548,640
            (Decrease) increase in accounts payable                 (57,700)            5,844            93,730
                                                                -----------       -----------       -----------

                  Net cash used in operating activities              (3,063)         (550,697)         (836,912)
                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Costs related to sale of partnership interest                       --          (194,743)               --
     Distributions from limited partnerships recognized
        as a return of capital                                       26,734           461,516           966,260
     Capital contributions to limited partnerships                  (52,292)          (35,669)          (24,779)
     Proceeds from sale of limited partnership interests            400,000                --                --
                                                                -----------       -----------       -----------

                 Net cash provided by investing activities          374,442           231,104           941,481
                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable                                            --          (127,607)               --
     Distributions to partners                                     (275,000)               --                --
                                                                -----------       -----------       -----------

                 Net cash used in financing activities             (275,000)         (127,607)               --
                                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                      96,379          (447,200)          104,569

CASH, BEGINNING OF YEAR                                                  --           447,200           342,631
                                                                -----------       -----------       -----------

CASH, END OF YEAR                                               $    96,379       $        --       $   447,200
                                                                ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
     Cash paid during the year for interest                     $    87,508       $   260,234       $   585,191
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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

        These financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV ("REA IV"), a California general partnership in which the Partnership holds a 99 percent general partner interest. Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        NET LOSS PER LIMITED PARTNERSHIP INTEREST

        Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the years. The number of limited partnership interests was 20,802 for all years presented.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 21 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 11 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 15 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 partnerships all of which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 93 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain unconsolidated limited partnerships was approximately $9,741,000 and $9,916,000 as of December 31, 1999 and 1998, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                          1999               1998
                                                      ------------       ------------
        Investment balance, beginning of year         $    359,566       $ 16,870,487
        Cash distributions recognized as
          a return of capital                              (26,734)          (461,516)
        Equity in loss of limited partnerships            (138,184)        (9,309,403)
        Investment in limited partnership sold                             (6,588,686)
        Amortization of additional basis and
          capitalized acquisition costs and fees            (7,476)          (186,985)
        Capital contributions                               52,292             35,669
                                                      ------------       ------------
        Investment balance, end of year               $    239,464       $    359,566
                                                      ============       ============

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                1999           1998
                                                              --------       --------
                                                                   (in thousands)
        Land and buildings, net                               $ 42,945       $ 43,072
                                                              ========       ========

        Total assets                                          $ 56,906       $ 56,433
                                                              ========       ========

        Mortgages loan payable                                $ 44,661       $ 46,240
                                                              ========       ========

        Total liabilities                                     $ 59,697       $ 60,455
                                                              ========       ========

        Deficiency of Real Estate Associates Limited VII      $ (2,334)      $ (3,559)
                                                              ========       ========

        Deficiency of other partners                          $   (457)      $   (463)
                                                              ========       ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                  1999           1998           1997
                                                --------       --------       --------
                                                           (in thousands)
        Total revenue                           $ 19,626       $ 28,239       $ 28,267
                                                ========       ========       ========

        Interest expense                        $  1,526       $  3,423       $  4,078
                                                ========       ========       ========

        Depreciation                            $  3,390       $  5,555       $  5,512
                                                ========       ========       ========

        Total expenses                          $ 19,980       $ 29,421       $ 29,362
                                                ========       ========       ========

        Net loss                                $   (354)      $ (1,182)      $ (1,095)
                                                ========       ========       ========

        Net income (loss) allocable to the
           Partnership                          $    289       $   (527)      $   (441)
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

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 26 of the limited partnerships included above, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in 19 of the limited partnerships, and another affiliate manages one of the limited partnerships' properties. The affiliate received property management fees of $50,700, $115,731 and $117,571 in 1999, 1998 and
        1997, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                1999           1998           1997
                                                              --------       --------       --------
                                                                          (in thousands)
        Total assets                                          $ 23,846       $ 24,626
                                                              ========       ========

        Total liabilities                                     $ 34,515       $ 34,124
                                                              ========       ========

        Deficiency of Real Estate Associates Limited VII      $(10,481)      $ (9,319)
                                                              ========       ========

        Deficiency of other partners                          $   (188)      $   (179)
                                                              ========       ========

        Total revenue                                         $  8,967       $ 13,019       $ 12,950
                                                              ========       ========       ========

        Net loss                                              $   (757)      $ (1,217)      $ (1,240)
                                                              ========       ========       ========

        The Meherrin Local Partnership had been operating at a deficit. During the year ended December 31, 1997, the apartment complex was sold. The Partnership received $187,297 which was recognized as income. No gain was recognized upon the sale, as the Partnership had a zero investment balance in Meherrin.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

        mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

        As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730, $327,951 and $167,778 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in general and administrative expenses. Accounts payable at December 31, 1998 includes $33,882 of such costs.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

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

3.      NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 1999, the Partnership is obligated on non-recourse notes payable of $17,424,501, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership was relieved of notes payable in the amount of $7,445,000 in connection with the sale of the partnership interests to the Operating Partnership in 1998. The notes have principal maturity dates ranging from August 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


3.      NOTES PAYABLE (CONTINUED)

        Maturity dates on the notes and related accrued interest payable are as follows:

                                                             Accrued
        Years Ending December 31,            Notes           Interest
        -------------------------         -----------      -----------
        2000                              $13,279,000      $17,923,449
        2001                                2,555,000        3,384,217
        2002                                1,590,501        2,280,959
                                          -----------      -----------
                                          $17,424,501      $23,588,625
                                          ===========      ===========

        Notes and related accrued interest payable, aggregating $31,202,449 became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

        Subsequent to year end, the Partnership entered into an agreement with a note holder related to a note in the amount $2,200,000 plus accrued interest of $2,934,572 as of December 31, 1999 that became payable in 1999. Subject to certain conditions, the note holder agreed to cancel the note and accrued interest and make a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the related encumbered limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,200,000 as it has a zero investment balance in this limited partnership.

        Management is in process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

4.      FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $16,920, $46,979 and $46,975 in 1999, 1998
        and 1997, respectively, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


5.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $167,000 between the estimated nine-month equity in loss and the actual 1999 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          Year Ended December 31, 1999
                              ------------------------------------------------------------------------------
                                                                  Cash          Equity
                                Balance                          Distri-          in              Balance
                                January           Capital        butions        Income           December
Limited Partnerships            1, 1999       Contributions     Received        (Loss)           31, 1999
--------------------         -------------    -------------   -------------   --------------    ------------
Aristocrat Manor              $               $               $               $                 $
Arkansas City Apts.
Bellair Manor Apts.
Birch Manor I                                        2,307          (2,307)                              --
Birch Manor II                                       1,680          (1,680)                              --
Bluewater Apts.
Clarkwood Apts. I                                    3,206          (3,206)                              --
Clarkwood Apts. II                                   3,268          (3,268)                              --
Cleveland I                         9,171                           (9,171)                              --
Cleveland II
Cleveland III
Danbury Park Manor
Desoto Apts.
Dexter Apts.
Edgewood Terrace II               350,395                                          (110,931)        239,464
Goodlette Arms Apts.
Hampshire House Apts.
Henrico Arms
Ivywood Apts.
Jasper County                                        9,271                           (9,271)             --
Nantucket Apts.
Newton Apts.
Oak Hill I
Oakview Apts.
Oakwood Park I                                       3,405          (1,805)          (1,600)             --
Oakwood Park II                                      2,554          (2,554)                              --
Pachuta Apts.                                       23,858                          (23,858)             --
Parkway Towers
Pebbleshire Apts.
Rand Grove Village
Richards Park Apts.                                  2,743          (2,743)                              --
Shubuta Properties
South Glen Apts.
Tradewinds East Apts.
Warren Heights Apts. II
Yorkview Estates
                             -------------    -------------   -------------   --------------    ------------
                             $     359,566    $      52,292   $     (26,734)  $     (145,660)   $    239,464
                             =============    =============   =============   ==============    ============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              Year Ended December 31, 1998
                             ----------------------------------------------------------------------------------------------
                                                                  Cash           Equity
                               Balance                           Distri-            in                            Balance
                               January           Capital         butions          Income                         December
Limited Partnerships           1, 1998        Contributions     Received          (Loss)             Sale        31, 1998
                             ------------     -------------   -------------   --------------    ------------   ------------
Anthracite Apartments*       $  1,054,456     $               $    (25,948)   $      46,548     $ (1,075,056)  $
Aristocrat Manor                  428,050                                          (428,050)
Arkansas City Apts.
Arrowsmith Apts.*                 300,214                          (24,818)         (13,401)       (261,995)
Ashland Manor*                                       4,060          (4,060)
Bangor House*                   1,485,524                                            88,983      (1,574,507)
Bellair Manor Apts.               229,540                           (3,531)        (226,009)
Birch Manor I                                        2,249          (2,249)
Birch Manor II                                       1,355          (1,355)
Bluewater Apts.                 1,938,577                          (13,502)      (1,925,075)
Center City Apts.*              2,509,667                          (36,470)         125,672      (2,598,869)
Clarkwood Apts. I                                    2,900          (2,900)
Clarkwood Apts. II                                   3,657          (3,657)
Cleveland I                        15,335                           (5,422)            (742)                         9,171
Cleveland II                       31,115                           (5,753)         (25,362)
Cleveland III
Danbury Park Manor
Desoto Apts.                       78,903                           (1,667)         (77,236)
Dexter Apts.                       10,412                           (5,418)          (4,994)
Edgewood Terrace II               463,069                                          (112,674)                       350,395
Goodlette Arms Apts.            2,458,687                           (1,485)      (2,457,202)
Hampshire House Apts.
Henrico Arms
Ivywood Apts.                     253,948                                          (253,948)
Jasper County
King Towers*                      207,114                             (647)         (63,141)       (143,326)
Nantucket Apts.                   224,253                           (3,379)        (220,874)
Newton Apts.
Oak Hill I                         45,552                                           (45,552)
Oakview Apts.
Oakwood Park I                                       3,338          (3,338)
Oakwood Park II                                      4,636          (4,636)
Pachuta Apts.
Parkway Towers                  1,989,251                          (15,635)      (1,973,616)
Pebbleshire Apts.                                    9,840          (9,840)
Pinebrook Apts.*                  786,035                                            29,836        (815,871)
Rand Grove Village
Richards Park Apts.                                  1,313          (1,313)
Ridgewood Towers*                 356,751                         (256,116)        (100,635)
Shubuta Properties
South Glen Apts.
South Park Apts.*                                    2,321          (2,321)
Sunland Terrace*
Tradewinds East Apts.           1,575,656                          (19,388)      (1,556,268)
Warren Heights Apts. II           195,110                           (1,694)        (193,416)
White Cliffs Apts.*               129,449                           (1,722)          (8,665)       (119,062)
Yorkview Estates                  103,819                           (3,252)        (100,567)
                             ------------     -------------   -------------   --------------    ------------   ------------
                             $ 16,870,487     $      35,669   $    (461,516)  $   (9,496,388)   $ (6,588,686)  $    359,566
                             =============    =============   =============   ==============    ============   ============

*Sold to the Operating Partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      Year Ended December 31, 1997
                             -------------------------------------------------------------------------------
                                                                  Cash            Equity
                               Balance                           Distri-            in             Balance
                               January           Capital         butions          Income          December
Limited Partnerships           1, 1997        Contributions     Received          (Loss)          31, 1997
                             ------------     -------------   -------------     -----------     ------------

Anthracite Apts.            $   1,053,910     $                $   (25,948)     $    26,494     $ 1,054,456
Aristocrat Manor                  496,521                                           (68,471)        428,050
Arkansas City Apts.
Arrowsmith Apts.                  372,420                          (55,000)         (17,206)        300,214
Ashland Manor                                        1,483          (1,483)
Bangor House                    1,684,384                         (296,478)          97,618       1,485,524
Bellair Manor Apts.               259,346                           (1,826)         (27,980)        229,540
Birch Manor I                                        1,149          (1,149)
Birch Manor II
Bluewater Apts.                 1,866,348                          (13,502)          85,731       1,938,577
Center City Apts.               2,345,638                          (36,470)         200,499       2,509,667
Clarkwood Apts. I                                    1,696          (1,696)
Clarkwood Apts. II                                   3,173          (3,173)
Cleveland I                        52,481                          (35,008)          (2,138)         15,335
Cleveland II                       78,823                          (20,389)         (27,319)         31,115
Cleveland III
Danbury Park Manor
Desoto Apts.                      109,159                          (26,303)          (3,953)         78,903
Dexter Apts.                       63,571                          (28,783)         (24,376)         10,412
Edgewood Terrace II               664,034                          (16,279)        (184,686)        463,069
Goodlette Arms Apts.            2,429,091                           (1,485)          31,081       2,458,687
Hampshire House Apts.
Henrico Arms
Ivywood Apts.                     306,172                              (32)         (52,192)        253,948
Jasper County
King Towers                       239,612                           (2,266)         (30,232)        207,114
Meherrin Landings
Nantucket Apts.                   237,051                           (3,066)          (9,732)        224,253
Newton Apts.
Oak Hill I                        103,548                                           (57,996)         45,552
Oakview Apts.
Oakwood Park I                                         786            (786)
Oakwood Park II                                        171            (171)
Pachuta Apts.
Parkway Towers                  1,823,359                          (16,537)         182,429       1,989,251
Pebbleshire Apts.                                    9,840          (9,840)
Pinebrook Apts.                   770,843                                            15,192         786,035
Rand Grove Village                229,394                          (24,284)        (205,110)              -
Richards Park Apts.                                  2,992          (2,992)
Ridgewood Towers                  564,681                         (312,501)         104,571         356,751
Shubuta Properties
South Glen Apts.
South Park Apts.                                     3,489          (3,489)
Sunland Terrace
Tradewinds East Apts.           1,586,724                          (19,388)           8,320       1,575,656
Warren Heights Apts. II           242,208                             (519)         (46,579)        195,110
White Cliffs Apts.                170,432                           (3,172)         (37,811)        129,449
Yorkview Estates                  124,009                           (2,245)         (17,945)        103,819
                             ------------       ----------     -----------      -----------     -----------

                             $ 17,873,759       $   24,779     $  (966,260)     $   (61,791)    $16,870,487
                             ============       ==========     ===========      ===========     ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
        INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997


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

                       REAL ESTATE ASSOCIATES LIMITED VII           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION         (CONTINUED)
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                                                 Buildings,
                                                                                Furnishings
                                                                                & Equipment
                                                                                  Amount
                                     Number       Outstanding                     Carried
                                      of           Mortgage                       at close                        Accumulated
Partnership/Location                 Units           Loan            Land         of period         Total        Depreciation
--------------------             ------------    ------------    ------------    ------------    ------------    ------------
Aristocrat Manor                          114    $  1,155,600    $    265,158    $  3,022,505    $  3,287,663    $  1,429,954
       Hot Springs, AR
Arkansas City Apartments                   16         496,466          22,416         504,920         527,336         173,618
       Arkansas City, AR
Bluewater Apartments                      116       1,637,503         130,163       4,020,004       4,150,167       2,008,401
       Port Huron, MI
Cleveland Apartments I                     50         761,333          60,000       1,422,437       1,482,437         897,445
       Hayti, MO
Cleveland Apartments II                    50         757,978          50,000       1,450,620       1,500,620         899,698
       Hayti, MO
Cleveland Apartments III                   21         335,973          25,000         604,465         629,465         390,312
       Hayti, MO
Danbury Park Manor                        151       1,713,020         183,752       4,938,657       5,122,409       2,333,081
       Superior Township, MI
Desoto Apartments                          42         630,354          50,000       1,223,647       1,273,647         758,281
       Desoto, MO
Dexter Apartments                          50         768,399          50,000       1,522,910       1,572,910         958,420
       Dexter, MO
Goodlette Arms Apartments                 250       2,884,972       1,227,147       6,423,955       7,651,102       3,700,818
     Naples, FL
Henrico Arms                              232       2,663,825         206,980       3,973,186       4,180,166       3,566,761
       Richmond, VA
Jasper County Prop                         24         659,778          33,000         777,716         810,716         730,880
       Heidelberg, MS
Newton Apartments                          36         988,018          55,017       1,067,583       1,122,600       1,048,285
       Newton, MS
Oakview Apartments                         32       1,105,262          75,000       1,174,431       1,249,431         380,722
       Monticello, AR
Pachuta Apartments                         16         444,019          20,680         490,732         511,412         485,616
       Pachuta, MS
Parkway Towers Apartments                 104         921,877         287,919       4,343,012       4,630,931       3,938,005
       East Providence, RI
Rand Grove Village                        212       2,584,697         491,000       6,699,910       7,190,910       6,194,884
       Palatine, IL
Shubuta Properties                         16         441,646          23,179         553,156         576,335         507,171
       Shubuta, MS
South Glen Apartments                     159       2,647,231         298,089       5,101,327       5,399,416       4,674,318
       Trenton, MI
Tradewinds East Apartments                150       2,162,482         117,692       5,412,650       5,530,342       2,750,115
       Essexville, MI
Bellair Manor Apartments                   68         845,297         152,995       1,546,944       1,699,939         799,257
       Niles, OH
Birch Manor Apartments I                   60         506,248          60,889       1,322,956       1,383,845         683,534
       Medina, OH
Birch Manor Apartments II                  60         691,508          50,284       1,386,407       1,436,691         716,317
       Medina, OH
Clarkwood Apartments I                     72         559,683          68,841       1,532,128       1,600,969         791,601
       Elyria, OH
Clarkwood Apartments II                   120       1,042,358          92,510       2,628,368       2,720,878       1,357,986
       Elyria, OH
Hampshire House Apartments                150       2,804,328         101,163       3,945,365       4,046,528       2,038,436
       Warren, OH
Ivywood Apartments                        124       1,565,021         200,184       2,938,855       3,139,039       1,514,879
       Columbus, OH
Nantucket Apartments                       60         582,784          34,676       1,303,765       1,338,441         672,100
       Alliance, OH
Oak Hill Apartments                       120       1,790,492          75,834       3,089,355       3,165,189       1,594,462
       Franklin, PA
Oakwood Park I Apartments                  50         206,029          63,123         854,198         917,321         440,385
       Lorain, OH
Oakwood Park II Apartments                 78         377,933         102,202       1,378,989       1,481,191         712,473
       Lorain, OH
Richards Park Apartments                   60         683,708          52,416       1,418,923       1,471,339         725,566
       Elyria, OH
Warren Heights Apartments II               88       1,115,557          21,803       2,202,950       2,224,753       1,138,196
       Warren, OH
Yorkview Estates                           50         621,163          22,049       1,202,879       1,224,928         621,488
       Massillon, OH
Edgewood Terrace II                       258       3,668,433         525,000       9,800,129      10,325,129       7,229,683
       Washington, DC
Pebbleshire Apartments                    120       1,839,878         359,943       4,311,798       4,671,741       2,228,951
       Vernon Hills, IL
Additional basis of real                                              238,728       4,110,491       4,349,219       1,559,668
        estate due to capital
        contribution to
        investee limited
        partnership
                                 ------------    ------------    ------------    ------------    ------------    ------------
     TOTAL                               3379    $ 44,660,853    $  5,894,832    $ 99,702,323    $105,597,155    $ 62,651,767
                                 ============    ============    ============    ============    ============    ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1999

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

            3.   Investments in property and equipment:


                                                 Buildings,
                                                Furnishings,
                                                    And
                                   Land           Equipment           Total
                              -------------     -------------     -------------
Balance, January 1, 1997      $   6,890,624     $ 146,945,231     $ 153,835,855

Net deletions - 1997                (84,424)       (1,151,672)       (1,236,096)
                              -------------     -------------     -------------

Balance, December 31, 1997        6,806,200       145,793,559       152,599,759

Sale of Properties               (1,638,515)      (47,366,524)      (49,005,039)

Net additions - 1998                688,860           177,371           866,231
                              -------------     -------------     -------------

Balance, December 31, 1998        5,856,545        98,604,406       104,460,951

Net additions - 1999                 38,287         1,097,917         1,136,204
                              -------------     -------------     -------------

Balance, December 31, 1999    $   5,894,832     $  99,702,323     $ 105,597,155
                              =============     =============     =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                          Buildings,
                                                         Furnishings
                                                             And
                                                          Equipment
                                                        ------------
Accumulated Depreciation:

Balance, January 1, 1997                                $ 74,627,832

Net additions, 1997                                        5,376,393
                                                        ------------

Balance, December 31, 1997                                80,004,225

Sale of Properties                                       (24,273,559)

Net additions, 1998                                        5,657,944
                                                        ------------

Balance, December 31, 1998                                61,388,610

Net additions, 1999                                        1,263,157
                                                        ------------

Balance, December 31, 1999                              $ 62,651,767
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

An affiliate of the General Partner is responsible for the on-site property management for a property owned by limited partnership in which the Partnership has invested.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $500,179 for the year ended December 31, 1999 and $743,640 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $16,920, $46,979 and $46,975 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in 26 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 19 of the limited partnerships, and another affiliate manages one of the limited partnerships' properties. The affiliate received property management fees of $50,700, $115,731 and $117,571 in 1999, 1998 and 1997, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Deficiency for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


REAL ESTATE ASSOCIATES LIMITED VII

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner

/s/ CHARLES H. BOXENBAUM
------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
------------------------------------
Alan I. Casden
Director


/s/ PAUL PATIERNO
------------------------------------
Paul Patierno
Chief Financial Officer