Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2000-05-22
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance Sheets, March 31, 2000 and December 31, 1999 ...............................................1

              Statements of Operations,
                     Three Months Ended March 31, 2000 and 1999 ..................................................2

              Statement of Partners' Deficiency,
                     Three Months Ended March 31, 2000 ...........................................................3

              Statements of Cash Flows,
                     Three Months Ended March 31, 2000 and 1999 ..................................................4

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                              2000               1999
                                                                           (Unaudited)         (Audited)
                                                                           -----------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                               $    229,464       $    239,464

CASH                                                                             50,424             96,379
                                                                           ------------       ------------
          TOTAL ASSETS                                                     $    279,888       $    335,843
                                                                           ============       ============


                                 LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     Notes payable (Note 3)                                                $ 17,424,501       $ 17,424,501
     Accrued interest payable (Note 3)                                       23,997,933         23,588,625
     Accrued fees and expenses
        due general partner (Note 4)                                          5,131,358          5,006,313
     Accounts payable and other liabilities                                      61,098             64,456
                                                                           ------------       ------------

                                                                             46,614,890         46,083,895
                                                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                          (786,481)          (780,611)
     Limited partners                                                       (45,548,522)       (44,967,441)
                                                                           ------------       ------------

                                                                            (46,335,002)       (45,748,052)
                                                                           ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                                 $    279,888       $    335,843
                                                                           ============       ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                        2000            1999
                                                     ---------       ---------
REVENUE:

     Interest income                                 $   1,010       $     309
                                                     ---------       ---------
OPERATING EXPENSES:
     Interest (Note 3)                                 409,308         409,308
     Management fees - general partner (Note 4)        125,045          97,188
     General and administrative (Note 4)                18,819          63,161
     Legal and accounting                               24,788          28,780
                                                     ---------       ---------

                                                       577,960         598,437
                                                     ---------       ---------

LOSS FROM OPERATIONS                                  (576,950)       (598,128)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                   --            71,893

EQUITY IN (LOSS) INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                        (10,000)          7,000
                                                     ---------       ---------

NET LOSS                                             $(586,950)      $(519,235)
                                                     =========       =========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $     (28)      $     (25)
                                                     =========       =========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

                                         General            Limited
                                         Partners           Partners           Total
                                       -----------        ------------       -----------

PARTNERSHIP INTERESTS                                           20,802
                                                         ============


DEFICIENCY

    January 1, 2000                    $   (780,611)      $(44,967,441)      $(45,748,052)

    Net loss for the three months
    ended March 31, 2000                     (5,870)          (581,081)          (586,950)
                                       ------------       ------------       ------------

DEFICIENCY

    March 31, 2000                     $   (786,481)      $(45,548,522)      $(46,335,002)
                                       ============       ============       ============









   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                     2000            1999
                                                                   ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                   $(586,950)      $(519,235)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Equity in loss (income) of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                10,000          (7,000)
              Increase in accrued interest payable                   409,308         401,578
              Increase in accrued fees and expenses
                 due general partner                                 125,045          97,188
              Decrease in accounts payable
                and other liabilities                                 (3,358)       (106,702)
                                                                   ---------       ---------

                    Net cash used in operating activities            (45,955)       (134,171)
                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                        --             9,171
       Sale proceeds                                                    --           400,000
                                                                   ---------       ---------

                    Net cash provided by investing activities           --           409,171
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Distributions to partners                                       --           (275,000)
                                                                   ---------       ---------

NET DECREASE IN CASH                                                 (45,955)           --

CASH, BEGINNING OF PERIOD                                             96,379            --
                                                                   ---------       ---------

CASH, END OF PERIOD                                                $  50,424       $    --
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       CASH PAID DURING THE PERIOD FOR INTEREST                    $    --         $   7,730
                                                                   =========       =========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1999 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at March 31, 2000, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 21 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 36 limited partnerships which owns residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     The following is a summary of the investment in limited partnerships for the three months ended March 31, 2000:

     Balance, beginning of period                             $239,464
     Cash distributions recognized as a return of capital       (9,171)
     Amortization of acquisition costs                          (2,000)
     Equity in loss of limited partnerships                     (8,000)
                                                              --------
     Balance, end of period                                   $229,464
                                                              ========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                       Three months          Three months
                                          ended                 ended
                                      March 31, 2000         March 31, 1999
                                      --------------         --------------
         Revenues:
           Rental and other             $4,907,000            $4,837,000
                                        ----------            ----------

         Expenses:
           Depreciation                    848,000             1,019,000
           Interest                        382,000               410,000
           Operating                     3,765,000             3,659,000
                                        ----------           -----------

                                         4,995,000             5,088,000
                                        ----------            ----------

                   Net loss             $  (88,000)          $  (251,000)
                                        ==========           ===========

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 11 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $400,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $272,500 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

                                 MARCH 31, 2000


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $125,000 and $97,000 for the three months ended March 31, 2000 and 1999, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $7,370 and $10,100 for the three months ended March 31, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                                 MARCH 31, 2000


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

                                 MARCH 31, 2000


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partner, the Partnership sold its limited partnership interests in 11 local limited partnerships to affiliates of Casden Properties, Inc. The sale resulted in cash proceeds to the Partnership of $400,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $272,000 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000



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


                                 REAL ESTATE ASSOCIATES LIMITED VII
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp., General Partner



                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                 Date:
                                       ----------------------------------------



                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer


                                 Date:
                                       ----------------------------------------