Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2000-08-21
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets, June 30, 2000 and December 31, 1999 ..........       1

                Statements of Operations,
                        Six and Three Months Ended June 30, 2000 and 1999 ....       2

                Statement of Partners' Deficiency,
                        Six Months Ended June 30, 2000 .......................       3

                Statements of Cash Flows,
                        Six Months Ended June 30, 2000 and 1999 ..............       4

                Notes to Financial Statements ................................       5

       Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operation ...................      13


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings ............................................      15

       Item 6.  Exhibits and Reports on Form 8-K .............................      15

       Signatures ............................................................      16

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                           2000
                                                       (Unaudited)            1999
                                                       ------------       ------------
                                     ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $    219,464       $    239,464

CASH                                                        111,106             96,379
                                                       ------------       ------------

          TOTAL ASSETS                                 $    330,570       $    335,843
                                                       ============       ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                            $ 17,424,501       $ 17,424,501
     Accrued interest payable (Note 3)                   24,407,240         23,588,625
     Accrued fees and expenses
        due general partner (Note 4)                      5,256,657          5,006,313
     Accounts payable and other liabilities                  69,089             64,456
                                                       ------------       ------------

                                                         47,157,487         46,083,895
                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                      (791,400)          (780,611)
     Limited partners                                   (46,035,517)       (44,967,441)
                                                       ------------       ------------

                                                        (46,826,917)       (45,748,052)
                                                       ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                             $    330,570       $    335,843
                                                       ============       ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                      Six months       Three months      Six months       Three months
                                                        ended             ended             ended            ended
                                                    June 30, 2000     June 30, 2000     June 30, 1999    June 30, 1999
                                                    -------------     --------------    -------------    --------------
REVENUE:
     Interest income                                 $     1,594       $       584       $       359       $        50
                                                     -----------       -----------       -----------       -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   818,615           409,308           818,615           409,308
     Management fees - general partner (Note 4)          250,344           125,299           233,376           136,188
     General and administrative (Notes 2 and 4)           54,850            36,030            78,858           475,988
     Legal and accounting                                 60,714            35,926            80,586            37,680
                                                     -----------       -----------       -----------       -----------

                                                       1,184,523           606,563         1,211,435         1,059,164
                                                     -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                  (1,182,929)         (605,979)       (1,211,076)       (1,059,114)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                  124,064           124,064           233,317           102,213

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                          (20,000)          (10,000)           14,000             7,000
                                                     -----------       -----------       -----------       -----------

NET LOSS                                             $(1,078,865)      $  (491,915)      $  (963,759)      $  (949,901)
                                                     ===========       ===========       ===========       ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $       (52)      $       (24)      $       (46)      $       (46)
                                                     ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                    General           Limited
                                                    Partners          Partners               Total
                                                 --------------    ---------------      ---------------
       PARTNERSHIP INTERESTS                                               20,802
                                                                    ==============


       DEFICIENCY.
          January 1, 2000                            $(780,611)    $  (44,967,441)      $  (45,748,052)

          Net loss for the six months
          ended June 30, 2000                          (10,789)        (1,068,076)          (1,078,865)
                                                     ----------     --------------       --------------

       DEFICIENCY.
          June 30, 2000                              $(791,400)    $  (46,035,517)      $  (46,826,917)
                                                     ==========     ==============       ==============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                   2000                1999
                                                                               -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                                $(1,078,865)      $  (963,759)
       Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                               20,000           (14,000)
             Increase in accrued interest payable                                   818,615           793,105
             Increase in accrued fees and expenses
                 due general partner                                                250,344           233,376
             Increase (decrease) in accounts payable and other liabilities            4,633           (90,168)
                                                                                -----------       -----------

                    Net cash provided by (used in) operating activities              14,727           (41,446)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                         --             9,171
       Sale proceeds                                                                     --           400,000
                                                                                -----------       -----------

                    Net cash provided from investing activities                          --           409,171
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                                         --          (275,000)
                                                                                -----------       -----------

NET INCREASE IN CASH                                                                 14,727            92,725

CASH, BEGINNING OF PERIOD                                                            96,379                --
                                                                                -----------       -----------

CASH, END OF PERIOD                                                             $   111,106       $    92,725
                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       CASH PAID DURING THE PERIOD FOR INTEREST                                 $        --       $    25,510
                                                                                ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at June 30, 2000, and the results of operations and changes in cash flows for the six and three months then ended.

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

         USES OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 21 limited partnerships as of June 30, 2000, after selling its interests in 11 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 36 limited partnerships which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships for the six months ended June 30, 2000:

         Balance, beginning of period                         $359,566
         Amortization of acquisition costs                      (4,000)
         Equity in loss of limited partnerships                (16,000)
                                                              ---------

         Balance, end of period                               $219,464
                                                              ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                  Six months      Three months        Six months      Three months
                                    ended             ended            ended             ended
                                June 30, 2000     June 30, 2000     June 30, 1999     June 30, 1999
                                -------------     -------------     -------------     -------------
      Revenues:
          Rental and other       $ 9,814,000       $ 4,907,000       $ 9,674,000       $ 4,837,000
                                 -----------       -----------       -----------       -----------

      Expenses:
          Depreciation             1,696,000           848,000         2,038,000         1,019,000
          Interest                   764,000           382,000           820,000           410,000
          Operating                7,530,000         3,765,000         7,318,000         3,659,000
                                 -----------       -----------       -----------       -----------

                                   9,990,000         4,995,000         1,176,000         5,088,000
                                 -----------       -----------       -----------       -----------

              Net loss           $  (176,000)      $   (88,000)      $  (502,000)      $  (251,000)
                                 ===========       ===========       ===========       ===========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

         Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $400,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $272,500 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 3 - NOTES PAYABLE (CONTINUED)

         Maturity dates on the notes and related accrued interest payable are as follows:

                                                                     Accrued
            Years Ending December 31,             Notes              Interest
            -------------------------        --------------        -----------
                  2000                          $13,279,000        $18,545,460
                  2001                            2,555,000          3,501,660
                  2002                            1,590,501          2,360,120
                                              -------------        -----------

                                                $17,424,501        $24,407,240
                                                ===========        ===========

         Notes and related accrued interest payable, aggregating $31,824,460 became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

         In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $2,934,572 as of December 31, 1999 that became payable in December 1999. Subject to certain conditions, the lender agreed to cancel the note and accrued interest and release from escrow a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,200,000 as it has a zero investment balance in this limited partnership.

         Management is in process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $250,000 and $233,000 for the six months ended June 30, 2000 and 1999, respectively.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $7,400 and $16,900 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


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

                         REAL ESTATE ASSOCIATES LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTINUED)

         Notes and related accrued interest payable, aggregating $31,824,460 became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

         In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $2,934,572 as of December 31, 1999 that became payable in December 1999. Subject to certain conditions, the lender agreed to cancel the note and accrued interest and release from escrow a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,200,000 as it has a zero investment balance in this limited partnership.

         Management is in process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

         On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $400,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $272,000 to the limited partners and $2,750 to the general partners, primarily using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) No exhibits are required per the provision of Item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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


                                   REAL ESTATE ASSOCIATES LIMITED VII
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp., General Partner


                                          /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:  August 21, 2000
                                         ---------------------------------------


                                          /s/ PAUL PATIERNO
                                         ---------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer


                                   Date:  August 21, 2000
                                          --------------------------------------