Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2000-11-14
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, September 30, 2000 and December 31, 1999 .........................1

           Statements of Operations,
                 Nine and Three Months Ended September 30, 2000 and 1999 ....................2

           Statement of Partners' Deficiency,
                 Nine Months Ended September 30, 2000 .......................................3

           Statements of Cash Flows,
                 Nine Months Ended September 30, 2000 and 1999 ..............................4

           Notes to Financial Statements ....................................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ........................................13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................16

     Item 6.  Exhibits and Reports on Form 8-K..............................................16

     Signatures.............................................................................17

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                       2000
                                                    (Unaudited)              1999
                                                    ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $    209,464         $    239,464

CASH                                                     115,156               96,379
                                                    ------------         ------------

          TOTAL ASSETS                              $    324,620         $    335,843
                                                    ============         ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                         $ 17,424,501         $ 17,424,501
     Accrued interest payable (Note 3)                24,816,548           23,588,625
     Accrued fees and expenses
        due general partner (Note 4)                   5,399,237            5,006,313
     Accounts payable and other liabilities               61,122               64,456
                                                    ------------         ------------

                                                      47,701,408           46,083,895
                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                   (796,898)            (780,611)
     Limited partners                                (46,579,890)         (44,967,441)
                                                    ------------         ------------

                                                     (47,376,788)         (45,748,052)
                                                    ------------         ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                          $    324,620         $    335,843
                                                    ============         ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                       Nine months        Three months         Nine months        Three months
                                                          ended               ended               ended               ended
                                                      Sept 30, 2000       Sept 30, 2000       Sept 30, 1999       Sept 30, 1999
                                                      -------------       -------------       -------------       -------------
REVENUE:
     Interest income                                   $     2,182         $       589         $     1,066         $       707
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   1,227,923             409,308           1,227,923             409,308
     Management fees - general partner (Note 4)            375,134             124,790             369,564             136,188
     General and administrative (Notes 2 and 4)             80,844              19,501             113,683              20,700
     Legal and accounting                                   56,921               2,700             115,736              49,276
                                                       -----------         -----------         -----------         -----------

                                                         1,740,822             556,299           1,826,906             615,472
                                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                    (1,738,640)           (555,710)         (1,825,840)           (614,765)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    139,904              15,840             357,494             124,178

EQUITY IN (LOSS) INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                            (30,000)            (10,000)             21,000               7,000
                                                       -----------         -----------         -----------         -----------

NET LOSS                                               $(1,628,736)        $  (549,870)        $(1,447,346)        $  (483,587)
                                                       ===========         ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                          $       (78)        $       (26)        $       (93)        $       (31)
                                                       ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                         General              Limited
                                         Partners             Partners              Total
                                       ------------         ------------         ------------
PARTNERSHIP INTERESTS                                             20,802
                                                            ============


DEFICIENCY
   January 1, 2000                     $   (780,611)        $(44,967,441)        $(45,748,052)

   Net loss for the nine months
   ended September 30, 2000                 (16,287)          (1,612,449)          (1,628,736)
                                       ------------         ------------         ------------

DEFICIENCY
   September 30, 2000                  $   (796,898)        $(46,579,890)        $(47,376,788)
                                       ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                         2000              1999
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $(1,628,736)      $(1,447,346)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
             Equity in loss of limited partnerships
                 and amortization of additional basis
                 and acquisition costs                                     30,000           (21,000)
             Increase in accrued interest payable                       1,227,923         1,202,413
             Increase in accrued fees and expenses
                 due general partner                                      392,924           369,564
             Decrease in accounts payable and other liabilities            (3,334)          (50,964)
                                                                      -----------       -----------

                    Net cash provided by operating activities              18,777            52,667
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                               --             9,171
       Sale proceeds                                                           --           400,000
                                                                      -----------       -----------

                    Net cash provided from investing activities                --           409,171
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                               --          (275,000)
                                                                      -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  18,777           186,838

CASH, BEGINNING OF PERIOD                                                  96,379                --
                                                                      -----------       -----------

CASH, END OF PERIOD                                                   $   115,156       $   186,838
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       Cash paid during the period for interest                       $        --       $    25,510
                                                                      ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 2000, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       BASIS OF PRESENTATION

       The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

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

                               SEPTEMBER 30, 2000


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

       The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2000:

       Balance, beginning of period                            $ 239,464
       Amortization of acquisition costs                          (6,000)
       Equity in loss of limited partnerships                    (24,000)
                                                               ---------

       Balance, end of period                                  $ 209,464
                                                               =========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                 Nine months        Three months        Nine months       Three months
                                    ended              ended              ended              ended
                                Sept. 30, 2000     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 1999
                                --------------     --------------     --------------     --------------
       REVENUES:
         Rental and other        $ 14,719,000       $  4,907,000       $ 14,511,000       $  4,837,000
                                 ------------       ------------       ------------       ------------

       EXPENSES:
           Depreciation             2,543,000            848,000          3,057,000          1,019,000
           Interest                 1,145,000            382,000          1,230,000            410,000
           Operating               11,298,000          3,766,000         10,977,000          3,659,000
                                 ------------       ------------       ------------       ------------

                                   14,986,000          4,996,000         15,264,000          5,088,000
                                 ------------       ------------       ------------       ------------

                   Net loss      $   (267,000)      $    (89,000)      $   (753,000)      $   (251,000)
                                 ============       ============       ============       ============

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $17,424,501, bearing interest at 9 1/2 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from December 1999 to December 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 3 - NOTES PAYABLE (CONTINUED)

       partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       Maturity dates on the notes and related accrued interest payable are as follows:

                                                                      Accrued
        Years Ending December 31,                 Notes               Interest
        -------------------------              -----------          -----------
             2000                              $13,279,000          $18,869,578
             2001                                2,555,000            3,566,261
             2002                                1,590,501            2,380,709
                                               -----------          -----------

                                               $17,424,501          $24,816,548
                                               ===========          ===========

       Notes and related accrued interest payable, aggregating $32,148,578 became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

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

       Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

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

                               SEPTEMBER 30, 2000


NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

       interests in the capital accounts of the respective partnerships. The fee was approximately $375,000 and $370,000 for the nine months ended September 30, 2000 and 1999, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,160 and $17,000 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS (CONTINUED)

       Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL VII:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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


                                REAL ESTATE ASSOCIATES LIMITED VII
                                (a California limited partnership)


                                By: National Partnership Investments Corp., its General Partner



                                      By:  /s/  BRUCE NELSON
                                           -------------------------------------
                                           Bruce Nelson
                                           President


                                      Date:  November 14, 2000
                                            ------------------------------------



                                      By:  /s/ BRIAN H. SHUMAN
                                           -------------------------------------
                                           Brian H. Shuman
                                           Chief Financial Officer



                                      Date:  November 14, 2000
                                            ------------------------------------