Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2001-04-02
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

The Partnership holds limited partnership interests in 21 local limited partnerships as of December 31, 2000. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 15 additional local limited partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 local limited partnerships. The other general partner of REA IV is NAPICO. In December 1998, the Partnership sold its interest in 11 local limited partnerships to the Operating Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

During 2000, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2000, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                   Units Authorized
                                      For Rental
                                   Assistance Under
                                    Section 8 or
                                     Other Rent               Percentage of
                          No. of      Supplement      Units    Total Units
Name and Location          Units       Program       Occupied   Occupied
-----------------         ------   ----------------  -------- -------------
Aristocrat Manor            114         114/0          53          46%
  Hot Springs, AR

Arkansas City Apts           16          0/12           9          56%
  Arkansas City, AR

Bellair Manor Apts           68          68/7          68         100%
  Niles, OH

Birch Manor Apts. I          60          60/0          55          92%
  Medina, OH

Birch Manor Apts II          60          60/0          58          97%
  Medina, OH

Bluewater Apts              116          None         110          95%
  Port Huron, MI

Clarkwood Apts. I            72          28/0          67          93%
  Elyria, OH

Clarkwood Apts. II          120         120/0         114          95%
  Elyria, OH

Cleveland Apts. I            50          50/0          50         100%
  Hayti, MO

Cleveland Apts. II           50          50/0          50         100%
  Hayti, MO

Cleveland Apts. III          21          21/0          21         100%
  Hayti, MO

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 2000
                                   (CONTINUED)

                                       Units Authorized
                                         For Rental
                                       Assistance Under
                                         Section 8 or
                                          Other Rent              Percentage of
                              No. of      Supplement     Units     Total Units
Name and Location              Units       Program      Occupied    Occupied
-----------------             ------   ---------------- --------  -------------
Danbury Park Manor              151          86/0         144          95%
  Superior Township, MI

Desoto Apts                      42          42/0          42         100%
  Desoto, MO

Dexter Apts                      50          50/0          48          96%
  Dexter, MO

Edgewood Terrace II             258         103/0         251          97%
  Washington, DC

Goodlette Arms Apts             250         250/0         248          99%
  Naples, FL

Hampshire House                 150         150/0         146          97%
  Warren, OH

Henrico Arms                    232         232/0         232         100%
  Richmond, VA

 Ivywood Apts                   124         124/0         121          98%
   Columbus, OH

 Jasper County Prop              24          24/0          22          92%
   Heidelberg, MS

 Nantucket Apts                  60          59/0          57          95%
   Alliance, OH

 Newton Apts                     36          None          27          75%
   Newton, MS

 Oak Hill Apts                  120         120/0         117          97%
   Franklin, PA

 Oakview Apts                    32           0/7          31          97%
   Monticello, AR

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 2000
                                   (CONTINUED)

                                         Units Authorized
                                           For Rental
                                         Assistance Under
                                           Section 8 or
                                            Other Rent                   Percentage of
                              No. of        Supplement        Units       Total Units
Name and Location              Units         Program        Occupied       Occupied
-----------------             ------     ----------------   --------     -------------
Oakwood Park I Apts               50             50/0            50           100%
  Lorain, OH

Oakwood Park II Apts              78             None            78           100%
  Lorain, OH

Pachuta Apartments                16             0/16            15            94%
  Pachuta, MS

Parkway Towers Apt               104            104/0           101            97%
  E. Providence, RI

Pebbleshire Apts                 120             24/0           116            97%
  Vernon Hills, IL

Rand Grove Village               212            212/0           202            95%
  Palatine, IL

Richards Park Apts                60             24/0            57            95%
  Elyria, OH

Shubuta Properties                16             0/16            14            88%
  Shubuta, MS

South Glen Apts                  159             14/0           157            99%
  Trenton, MI

Tradewinds East                  150             30/0           144            96%
  Essexville, MI

Warren Heights Apts II            88             88/0            87            99%
  Warren, OH

Yorkview Estates                  50             50/0            49            98%
  Massillon, OH
                               -----         --------         -----
  TOTAL                        3,379         2,407/58         3,206            95%
                               =====         ========         =====

ITEM 2. PROPERTIES

The local limited and general partnerships in which REAL VII holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2000, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL VII.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 3,175 registered holders of units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------------
                                   2000               1999               1998               1997                1996
                               ------------       ------------       ------------       ------------       ------------
Loss From Operations           $ (2,324,547)      $ (2,402,772)      $ (3,639,747)      $ (3,472,967)      $ (3,240,566)

Gain on Sale of Limited
   Partnership Interests                 --                 --          7,132,262                 --                 --

Distributions From
   Limited Partnerships
   Recognized as Income             260,566            357,404            199,985            234,084             63,515

Equity in Loss of Limited
   Partnerships and
   Amortization of
   Acquisition Costs                 10,162           (145,660)        (9,496,388)           (61,791)          (243,392)
                               ------------       ------------       ------------       ------------       ------------
Net Loss                       $ (2,053,819)      $ (2,191,028)      $ (5,803,888)      $ (3,300,674)      $ (3,420,443)
                               ============       ============       ============       ============       ============

Net Loss per Limited
   Partnership Interest        $        (98)      $       (104)      $       (276)      $       (157)      $       (163)
                               ============       ============       ============       ============       ============

Total assets                   $    355,164       $    335,843       $    794,295       $ 17,422,816       $ 18,321,519
                               ============       ============       ============       ============       ============

Investments in Limited
   Partnerships                $    149,626       $    239,464       $    359,566       $ 16,870,487       $ 17,873,759
                               ============       ============       ============       ============       ============

Notes Payable                  $ 17,424,501       $ 17,424,501       $ 17,424,501       $ 24,869,501       $ 24,869,501
                               ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partner             $  5,506,492       $  5,006,313       $  4,506,134       $  3,762,494       $  3,213,854
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

At December 31, 2000, the Partnership has investments in 36 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 11 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 98% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (loss) from the local partnerships that were allocated to the Partnership was $28,000, $289,000 and ($527,000) for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income (loss) of limited partnerships of $10,162, $(145,660) and $61,964 for the years ended December 31, 2000, 1999 and
1998, respectively. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of $9,558,352 recognized on the carrying values of certain investments in local limited partnerships in 1998. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $10,427,000 and $9,741,000 as of December 31, 2000 and 1999,
respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $260,566, $357,404 and $199,985 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. As a result of the impairment losses recognized in 1998, there were more local limited partnerships with no positive partner investment balance, which caused those types of distributions to increase.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $205,538, $96,379 and $0, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $4,718, $2,723 and $18,004 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on investments and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $17,424,501 at December 31, 2000 and 1999, which bear interest at 9.5 percent to 10 percent per annum and have principal maturities ranging from August 1999 to January 2002. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Because the Partnership was relieved of certain notes at the end of 1998 in connection with the sale of the limited partnership interests, interest expense has decreased from $2,329,415 for 1998, to $1,652,605 for 2000 and 1999.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $743,640 for 1998, to $500,179 for 2000 and 1999.

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

As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730 and $327,951 for the years ended December 31, 1999 and 1998, and are included in general and administrative expenses.

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

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $104,738, $118,460 and $125,129 for the years ended December 31, 2000, 1999 and 1998, respectively. General and administrative expenses were $71,743, $134,251 and $459,567 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $7,370, $16,920 and $46,979 for the years ended December 31, 2000, 1999 and 1998, respectively. Also included in general and administrative expenses for 2000, 1999 and 1998 is $50,730 and $327,951, respectively, related to the aforementioned third party reviewed of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $33,882 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 2000, as compared to prior years, as a result of the sale of 11 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $28,239,000 for the year ended December 31, 1998, to $20,077,000 and $19,626,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $29,421,000 for the year ended December 31, 1998, to $20,693,000 and $19,980,000 for the years ended December 31, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2000, 1999 and 1998 aggregated $616,000, $354,000 and $1,182,000, respectively. The income (losses) allocated to the Partnership were $28,000, $289,000 and ($527,000) for 2000, 1999 and
1998, respectively.

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

The following table provides information about the Partnership's interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2000 and 1999 (in thousands):

                                                                                                                   Fair Market
                                              2001            2002       2003   2004  Thereafter     Total            Value
                                              ----            ----       ----   ----  ----------     -----         -----------
Interest Rate Sensitive Liabilities:

    Fixed Rate Debt                      $  15,834,000     $1,590,501     00     00      00      $  17,424,501      $17,424,501
         Weighted Average
       Interest Rate                               9.6%            10%    00     00      00                9.6%              00


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 1 percent of the total net loss of the Partnership for the year ended December 31, 1998, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $38,552,436 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                              2000               1999
                                                          ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)              $    149,626       $    239,464

CASH                                                           205,538             96,379
                                                          ------------       ------------

          TOTAL ASSETS                                    $    355,164       $    335,843
                                                          ============       ============


                           LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                               $ 17,424,501       $ 17,424,501
     Accrued interest payable (Note 3)                      25,147,770         23,588,625
     Accrued fees and expenses
        due general partner (Note 4)                         5,506,492          5,006,313
     Accounts payable and other liabilities (Note 2)            78,272             64,456
                                                          ------------       ------------

                                                            48,157,035         46,083,895
                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                         (801,149)          (780,611)
     Limited partners                                      (47,000,722)       (44,967,441)
                                                          ------------       ------------

                                                           (47,801,871)       (45,748,052)
                                                          ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                $    355,164       $    335,843
                                                          ============       ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000              1999              1998
                                                     -----------       -----------       -----------
REVENUE:
     Interest and other income                       $     4,718       $     2,723       $    18,004
                                                     -----------       -----------       -----------

OPERATING EXPENSES:
     Interest (Note 3)                                 1,652,605         1,652,605         2,329,415
     Management fees - general partner (Note 4)          500,179           500,179           743,640
     General and administrative (Note 4)                  71,743           134,251           459,567
     Legal and accounting                                104,738           118,460           125,129
                                                     -----------       -----------       -----------

                                                       2,329,265         2,405,495         3,657,751
                                                     -----------       -----------       -----------

LOSS FROM OPERATIONS                                  (2,324,547)       (2,402,772)       (3,639,747)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                       --                --         7,132,262

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                  260,566           357,404           199,985

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                           10,162          (145,660)       (9,496,388)
                                                     -----------       -----------       -----------

NET LOSS                                             $(2,053,819)      $(2,191,028)      $(5,803,888)
                                                     ===========       ===========       ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $       (98)      $      (104)      $      (276)
                                                     ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    General          Limited
                                    Partners         Partners             Total
                                   ---------       ------------       ------------
DEFICIENCY, January 1, 1998         (697,912)       (36,780,224)       (37,478,136)

    Net loss for 1998                (58,039)        (5,745,849)        (5,803,888)
                                   ---------       ------------       ------------

DEFICIENCY, December 31, 1998       (755,951)       (42,526,073)       (43,282,024)

    Distributions to partners         (2,750)          (272,250)          (275,000)

    Net loss for 1999                (21,910)        (2,169,118)        (2,191,028)
                                   ---------       ------------       ------------

DEFICIENCY, December 31, 1999       (780,611)       (44,967,441)       (45,748,052)

    Net loss for 2000                (20,538)        (2,033,281)        (2,053,819)
                                   ---------       ------------       ------------

DEFICIENCY, December 31, 2000      $(801,149)      $(47,000,722)      $(47,801,871)
                                   =========       ============       ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                              2000             1999               1998
                                                                          -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                            $(2,053,819)      $(2,191,028)      $(5,803,888)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Gain on sale of limited partnership interests                           --                --        (7,132,262)
           Equity in (income) loss of limited partnerships
               and amortization of additional basis
               and acquisition costs                                          (10,162)          145,660         9,496,388
            Decrease in other assets                                               --            34,729            70,400
            Increase in accrued interest payable                            1,559,145         1,565,097         2,069,181
            Increase in accrued fees and expenses
               due general partner                                            500,179           500,179           743,640
            Increase (decrease) in accounts payable                            13,816           (57,700)            5,844
                                                                          -----------       -----------       -----------

                 Net cash provided by (used in) operating activities            9,159            (3,063)         (550,697)
                                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Costs related to sale of partnership interest                                 --                --          (194,743)
     Distributions from limited partnerships recognized
        as a return of capital                                                100,000            26,734           461,516
     Capital contributions to limited partnerships                                 --           (52,292)          (35,669)
     Proceeds from sale of limited partnership interests                           --           400,000                --
                                                                          -----------       -----------       -----------

                 Net cash provided by investing activities                    100,000           374,442           231,104
                                                                          -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable                                                      --                --          (127,607)
     Distributions to partners                                                     --          (275,000)               --
                                                                          -----------       -----------       -----------

                 Net cash used in financing activities                             --          (275,000)         (127,607)
                                                                          -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                               109,159            96,379          (447,200)

CASH, BEGINNING OF YEAR                                                        96,379                --           447,200
                                                                          -----------       -----------       -----------

CASH, END OF YEAR                                                         $   205,538       $    96,379       $        --
                                                                          ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
     Cash paid during the year for interest                               $    93,460       $    87,508       $   260,234
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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash and Cash Equivalents

        Cash and cash equivalents consists of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 21 limited partnerships as of December 31, 2000 and 1999, after selling its interests in 11 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 15 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 36 partnerships all of which own residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain unconsolidated limited partnerships was approximately $10,427,000 and $9,741,000 as of December 31, 2000 and 1999, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                 2000            1999
                                              ---------       ---------
Investment balance, beginning of year         $ 239,464       $ 359,566
Cash distributions recognized as
  a return of capital                          (100,000)        (26,734)
Equity in loss of limited partnerships           16,294        (138,184)
Amortization of additional basis and
  capitalized acquisition costs and fees         (6,132)         (7,476)
Capital contributions                                --          52,292
                                              ---------       ---------
Investment balance, end of year               $ 149,626       $ 239,464
                                              =========       =========

        The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                        2000          1999
                                                      --------       --------
                                                          (in thousands)
Land and buildings, net                               $ 41,137       $ 42,945
                                                      ========       ========
Total assets                                          $ 56,771       $ 56,906
                                                      ========       ========
Mortgages loan payable                                $ 44,987       $ 44,661
                                                      ========       ========
Total liabilities                                     $ 60,420       $ 59,697
                                                      ========       ========
Deficiency of Real Estate Associates Limited VII      $ (3,179)      $ (2,334)
                                                      ========       ========
Deficiency of other partners                          $   (470)      $   (457)
                                                      ========       ========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                          2000           1999           1998
                                        --------       --------       --------
                                                   (in thousands)
Total revenue                           $ 20,077       $ 19,626       $ 28,239
                                        ========       ========       ========
Interest expense                        $  1,483       $  1,526       $  3,423
                                        ========       ========       ========
Depreciation                            $  3,201       $  3,390       $  5,555
                                        ========       ========       ========
Total expenses                          $ 20,693       $ 19,980       $ 29,421
                                        ========       ========       ========
Net loss                                $   (616)      $   (354)      $ (1,182)
                                        ========       ========       ========
Net income (loss) allocable to the
   Partnership                          $   (622)      $    289       $   (527)
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

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 26 of the limited partnerships included above, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, an affiliate of NAPICO is the general partner in 22 of the limited partnerships, and another affiliate manages one of the limited partnerships' properties. The affiliate received property management fees of $53,589, $50,700 and $115,731in 2000, 1999 and 1998, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                  2000           1999           1998
                                                                --------       --------       --------
                                                                            (in thousands)
Total assets                                                    $ 30,890       $ 23,846
                                                                ========       ========
Total liabilities                                               $ 38,840       $ 34,515
                                                                ========       ========
Deficiency of Real Estate Associates Limited VII                $ (7,675)      $(10,481)
                                                                ========       ========
Deficiency of other partners                                    $   (275)      $   (188)
                                                                ========       ========
Total revenue                                                   $ 11,360       $  8,967       $ 13,019
                                                                ========       ========       ========
Net loss                                                        $   (712)      $   (757)      $ (1,217)
                                                                ========       ========       ========

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership, in 1997, commenced extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730 and $327,951 for the years ended December 31, 1999 and 1998, respectively, and are included in general and administrative expenses. Accounts payable at December 31, 1998 includes $33,882 of such costs.

        On December 30, 1998, the Partnership sold its limited partnership interests in 11 local limited partnerships with a total carrying value of $6,588,686 to the Operating Partnership. The sale resulted in proceeds to the Partnership of $400,000 and a net gain of $7,132,262, after being relieved of notes and interest payable of $13,515,691and incurring selling costs of $194,743. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

3.      NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2000, the Partnership is obligated on non-recourse notes payable of $17,424,501, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership was relieved of notes payable in the amount of $7,445,000 in connection with the sale of the partnership interests to the Operating Partnership in 1998. The notes have principal maturity dates ranging from August 1999 to January 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

        Maturity dates on the notes and related accrued interest payable are as follows:

                                                      Accrued
Years Ending December 31,            Notes            Interest
------------------------          -----------       -----------
          2001                    $15,834,000       $22,718,436
          2002                      1,590,501         2,429,334
                                  -----------       -----------
                                  $17,424,501       $25,147,770
                                  ===========       ===========

        Notes and related accrued interest payable, aggregating $38,552,436 became payable prior to December 31, 2000. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

        In February 2000, the Partnership entered into an agreement with a note holder related to a note in the amount $2,200,000 plus accrued interest of $3,143,572 as of December 31, 2000 that became payable in 1999. Subject to certain conditions, the note holder agreed to cancel the note and accrued interest and make a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the related encumbered limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,700,000 as it has a zero investment balance in this limited partnership.

        Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $7,370, $16,920 and $46,979 in 2000, 1999
        and 1998, respectively, and is included in administrative expenses.

5.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the general partner due to their related party nature The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $40,000 between the estimated nine-month equity in loss and the actual 2000 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         Year Ended December 31, 2000
                                -------------------------------------------------------------------------------
                                                                        Cash           Equity
                                 Balance                               Distri-           in            Balance
                                 January            Capital            butions         Income          December
Limited Partnerships             1, 2000         Contributions        Received         (Loss)          31, 2000
---------------------           ---------        -------------        --------        --------         --------
Aristocrat Manor                $                  $                  $               $                $
Arkansas City Apts
Bellair Manor Apts
Birch Manor I
Birch Manor II
Bluewater Apts
Clarkwood Apts. I
Clarkwood Apts. II
Cleveland I
Cleveland II
Cleveland III
Danbury Park Manor
Desoto Apts
Dexter Apts
Edgewood Terrace II               239,464                              (100,000)        10,162          149,626
Goodlette Arms Apts
Hampshire House Apts
Henrico Arms
Ivywood Apts
Jasper County
Nantucket Apts
Newton Apts
Oak Hill I
Oakview Apts
Oakwood Park I
Oakwood Park II
Pachuta Apts
Parkway Towers
Pebbleshire Apts
Rand Grove Village
Richards Park Apts
Shubuta Properties
South Glen Apts
Tradewinds East Apts
Warren Heights Apts. II
Yorkview Estates
                                ---------          ---------          ---------       --------         --------
                                $ 239,464          $                  $(100,000)      $ 10,162         $149,626
                                =========          =========          =========       ========         ========

                                                                      SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        Year Ended December 31, 1999
                                ---------------------------------------------------------------------------------
                                                                     Cash              Equity
                                 Balance                            Distri-              in              Balance
                                 January         Capital            butions            Income            December
Limited Partnerships             1, 1999       Contributions       Received            (Loss)            31, 1999
----------------------          --------       -------------       ---------          ---------          --------
Aristocrat Manor                $                $                 $                  $                  $
Arkansas City Apts
Bellair Manor Apts
Birch Manor I                                       2,307             (2,307)                                  --
Birch Manor II                                      1,680             (1,680)                                  --
Bluewater Apts
Clarkwood Apts. I                                   3,206             (3,206)                                  --
Clarkwood Apts. II                                  3,268             (3,268)                                  --
Cleveland I                        9,171                              (9,171)                                  --
Cleveland II
Cleveland III
Danbury Park Manor
Desoto Apts
Dexter Apts
Edgewood Terrace II              350,395                                               (110,931)          239,574
Goodlette Arms Apts
Hampshire House Apts
Henrico Arms
Ivywood Apts
Jasper County                                       9,271                                (9,271)               --
Nantucket Apts
Newton Apts
Oak Hill I
Oakview Apts
Oakwood Park I                                      3,405             (1,805)            (1,600)               --
Oakwood Park II                                     2,554             (2,554)                                  --
Pachuta Apts                                       23,858                               (23,858)               --
Parkway Towers
Pebbleshire Apts
Rand Grove Village
Richards Park Apts                                  2,743             (2,743)                                  --
Shubuta Properties
South Glen Apts
Tradewinds East Apts
Warren Heights Apts. II
Yorkview Estates
                                --------         --------          ---------          ---------          --------
                                $359,566         $ 52,292          $ (26,734)         $(145,660)         $239,464
                                ========         ========          =========          =========          ========

                                                                      SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             Year Ended December 31, 1998
                             -----------------------------------------------------------------------------------------------
                                                                  Cash            Equity
                                Balance                          Distri-            in                              Balance
                                January        Capital           butions          Income                            December
Limited Partnerships            1, 1998     Contributions       Received          (Loss)             Sale           31, 1998
-----------------------      -----------    -------------     -----------       -----------       -----------       --------
Anthracite Apartments*       $ 1,054,456      $               $   (25,948)      $    46,548       $(1,075,056)      $
Aristocrat Manor                 428,050                                           (428,050)
Arkansas City Apts
Arrowsmith Apts.*                300,214                          (24,818)          (13,401)         (261,995)
Ashland Manor*                                    4,060            (4,060)
Bangor House*                  1,485,524                                             88,983        (1,574,507)
Bellair Manor Apts               229,540                           (3,531)         (226,009)
Birch Manor I                                     2,249            (2,249)
Birch Manor II                                    1,355            (1,355)
Bluewater Apts                 1,938,577                          (13,502)       (1,925,075)
Center City Apts.*             2,509,667                          (36,470)          125,672        (2,598,869)
Clarkwood Apts. I                                 2,900            (2,900)
Clarkwood Apts. II                                3,657            (3,657)
Cleveland I                       15,335                           (5,422)             (742)                           9,171
Cleveland II                      31,115                           (5,753)          (25,362)
Cleveland III
Danbury Park Manor
Desoto Apts                       78,903                           (1,667)          (77,236)
Dexter Apts                       10,412                           (5,418)           (4,994)
Edgewood Terrace II              463,069                                           (112,674)                         350,395
Goodlette Arms Apts            2,458,687                           (1,485)       (2,457,202)
Hampshire House Apts
Henrico Arms
Ivywood Apts                     253,948                                           (253,948)
Jasper County
King Towers*                     207,114                             (647)          (63,141)         (143,326)
Nantucket Apts                   224,253                           (3,379)         (220,874)
Newton Apts
Oak Hill I                        45,552                                            (45,552)
Oakview Apts
Oakwood Park I                                    3,338            (3,338)
Oakwood Park II                                   4,636            (4,636)
Pachuta Apts
Parkway Towers                 1,989,251                          (15,635)       (1,973,616)
Pebbleshire Apts                                  9,840            (9,840)
Pinebrook Apts.*                 786,035                                             29,836          (815,871)
Rand Grove Village
Richards Park Apts                                1,313            (1,313)
Ridgewood Towers*                356,751                         (256,116)         (100,635)
Shubuta Properties
South Glen Apts
South Park Apts.*                                 2,321            (2,321)
Sunland Terrace*
Tradewinds East Apts           1,575,656                          (19,388)       (1,556,268)
Warren Heights Apts. II          195,110                           (1,694)         (193,416)
White Cliffs Apts.*              129,449                           (1,722)           (8,665)         (119,062)
Yorkview Estates                 103,819                           (3,252)         (100,567)
                               ---------        -------         ---------         ---------         ---------         ------
                             $16,870,487      $  35,669       $  (461,516)      $(9,496,388)      $(6,588,686)      $359,566
                             ===========      =========       ===========       ===========       ===========       ========

*Sold to the Operating Partnership in 1998.

                                                                      SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
        INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

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

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 2000

                                                                                 Buildings,
                                                                                Furnishings
                                     Number    Outstanding                     and Equipment
                                      of         Mortgage                      Amount Carried                       Accumulated
Partnership/Location                 Units         Loan            Land      at close of period      Total         Depreciation
------------------------------       ------    -----------      ----------   ------------------   ------------     ------------
Aristocrat Manor                      114      $ 3,117,465      $  265,158      $  3,493,023      $  3,758,181      $ 1,523,662
       Hot Springs, AR
Arkansas City Apartments               16          494,938          22,416           504,920           527,336          183,834
       Arkansas City, AR
Bluewater Apartments                  116        1,578,842         130,163         4,042,947         4,173,110        2,139,568
       Port Huron, MI
Cleveland Apartments I                 50          740,353          60,000         1,422,437         1,482,437          949,894
       Hayti, MO
Cleveland Apartments II                50          738,923          50,000         1,450,620         1,500,620          953,924
       Hayti, MO
Cleveland Apartments III               21          327,242          25,000           604,465           629,465          412,261
       Hayti, MO
Danbury Park Manor                    151        1,625,927         183,752         5,201,664         5,385,416        2,560,576
       Superior Township, MI
Desoto Apartments                      42          612,845          50,000         1,223,647         1,273,647          803,944
       Desoto, MO
Dexter Apartments                      50          749,858          50,000         1,522,910         1,572,910        1,014,813
       Dexter, MO
Goodlette Arms Apartments             250        2,793,778       1,239,262         6,461,974         7,701,236        3,931,710
     Naples, FL
Henrico Arms                          232        2,555,849         206,980         4,047,663         4,254,643        3,622,787
       Richmond, VA
Jasper County Prop                     24          657,711          33,000           785,153           818,153          734,519
       Heidelberg, MS
Newton Apartments                      36          984,921          55,017         1,069,170         1,124,187        1,053,459
       Newton, MS
Oakview Apartments                     32        1,102,057          75,000         1,174,431         1,249,431          404,312
       Monticello, AR
Pachuta Apartments                     16          443,058          20,680           490,732           511,412          487,460
       Pachuta, MS
Parkway Towers Apartments             104          719,129         287,919         4,366,558         4,654,477        4,023,472
       East Providence, RI
Rand Grove Village                    212        2,485,325         491,000         6,810,642         7,301,642        6,277,058
       Palatine, IL
Shubuta Properties                     16          442,712          23,179           555,601           578,780          511,811
       Shubuta, MS
South Glen Apartments                 159        2,566,723         298,089         5,288,613         5,586,702        4,731,667
       Trenton, MI
Tradewinds East Apartments            150        2,088,523         117,692         5,571,294         5,688,986        2,957,045
       Essexville, MI
Bellair Manor Apartments               68          813,405         152,995         1,546,944         1,699,939          850,822
       Niles, OH
Birch Manor Apartments I               60          465,790          60,889         1,322,956         1,383,845          727,633
       Medina, OH
Birch Manor Apartments II              60          665,418          50,284         1,386,407         1,436,691          762,531
       Medina, OH
Clarkwood Apartments I                 72          515,889          68,841         1,532,128         1,600,969          842,673
       Elyria, OH
Clarkwood Apartments II               120          973,737          92,510         2,628,368         2,720,878        1,445,598
       Elyria, OH
Hampshire House Apartments            150        2,735,511         101,163         3,945,365         4,046,528        2,169,948
       Warren, OH
Ivywood Apartments                    124        1,507,007         200,184         2,938,855         3,139,039        1,614,703
       Columbus, OH
Nantucket Apartments                   60          554,823          34,676         1,303,765         1,338,441          716,350
       Alliance, OH
Oak Hill Apartments                   120        1,738,867          75,834         3,089,355         3,165,189        1,698,338
       Franklin, PA
Oakwood Park I Apartments              50          186,407          63,123           854,198           917,321          469,275
       Lorain, OH
Oakwood Park II Apartments             78          345,618         102,202         1,378,989         1,481,191          758,439
       Lorain, OH
Richards Park Apartments               60          656,977          52,416         1,418,923         1,471,339          772,863
       Elyria, OH
Warren Heights Apartments II           88        1,074,923          21,803         2,202,950         2,224,753        1,211,628
       Warren, OH
Yorkview Estates                       50          598,928          22,049         1,202,879         1,224,928          661,584
       Massillon, OH
Edgewood Terrace II                   258        3,538,262         525,000         9,816,931        10,341,931        7,429,330
       Washington, DC
Pebbleshire Apartments                120        1,789,308         359,943         4,311,798         4,671,741        2,370,591
       Vernon Hills, IL
Additional basis of real estate                                    238,728         4,110,491         4,349,219        2,070,069
        due to capital
        contribution to investee
         limited partnership
                                     ----      -----------      ----------      ------------      ------------      -----------
     TOTAL                           3379      $44,987,049      $5,906,947      $101,079,766      $106,986,713      $65,850,151
                                     ====      ===========      ==========      ============      ============      ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 2000

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

        3.      Investments in property and equipment:

                                                    Buildings,
                                                   Furnishings,
                                                       And
                                   Land             Equipment              Total
                                -----------       -------------       -------------
Balance, January 1, 1998        $ 6,806,200       $ 145,793,559       $ 152,599,759

Sale of Properties               (1,638,515)        (47,366,524)        (49,005,039)

Net additions - 1998                688,860             177,371             866,231
                                -----------       -------------       -------------

Balance, December 31, 1998        5,856,545          98,604,406         104,460,951

Net additions - 1999                 38,287           1,097,917           1,136,204
                                -----------       -------------       -------------

Balance, December 31, 1999        5,894,832          99,702,323         105,597,155

Net additions - 2000                 12,115           1,377,443           1,389,558
                                -----------       -------------       -------------

Balance, December 31, 2000      $ 5,906,947       $ 101,079,766       $ 106,986,713
                                ===========       =============       =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED VII
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS INVESTMENTS
                                DECEMBER 31, 2000

                                           Buildings,
                                          Furnishings
                                             And
                                          Equipment
                                         ------------
Accumulated Depreciation:

Balance, January 1, 1998                 $ 80,004,225

Sale of Properties                        (24,273,559)

Net additions, 1998                         5,657,944
                                         ------------

Balance, December 31, 1998                 61,388,610

Net additions, 1999                         1,263,157
                                         ------------

Balance, December 31, 1999                 62,651,767

Net additions, 2000                         3,198,384
                                         ------------

Balance, December 31, 2000               $ 65,850,151
                                         ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

REAL ESTATE ASSOCIATES LIMITED VII (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family

Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $500,179, $500,179 and $743,640 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $7,370, $16,920 and $46,979 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in 26 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from three of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in 22 of the limited partnerships, and another affiliate manages one of the limited partnerships' properties. The affiliate received property management fees of $53,589, $50,700, $115,731 in 2000, 1999 and 1998, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Deficiency for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED VII, REAL ESTATE ASSOCIATES IV AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED VII AND REAL ESTATE ASSOCIATES IV HAVE INVESTMENTS.

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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

REAL ESTATE ASSOCIATES LIMITED VII

By:     NATIONAL PARTNERSHIP INVESTMENTS CORP.
        General Partner


/s/ CHARLES H. BOXENBAUM
----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
----------------------------------
Brian H. Shuman
Chief Financial Officer