Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2001-05-15
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, March 31, 2001 and December 31, 2000 .............................     1

               Statements of Operations,
                     Three Months Ended March 31, 2001 and 2000 .................................     2

               Statement of Partners' Deficiency,
                     Three Months Ended March 31, 2001 ..........................................     3

               Statements of Cash Flows,
                     Three Months Ended March 31, 2001 and 2000 .................................     4

               Notes to Financial Statements ....................................................     5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation .........................................    11


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings ................................................................    13

      Item 6.  Exhibits and Reports on Form 8-K .................................................    13

      Signatures ................................................................................    14

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                2001                   2000
                                                             (Unaudited)             (Audited)
                                                            ------------           ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                $    152,626           $    149,626

CASH                                                             125,550                205,538
                                                            ------------           ------------

          TOTAL ASSETS                                      $    278,176           $    355,164
                                                            ============           ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Note 3)                                 $ 17,424,501           $ 17,424,501
     Accrued interest payable (Note 3)                        25,523,421             25,147,770
     Accrued fees and expenses
        due general partner (Note 4)                           5,642,556              5,506,492
     Accounts payable and other liabilities                       72,596                 78,272
                                                            ------------           ------------

                                                              48,663,074             48,157,035
                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                           (806,979)              (801,149)
     Limited partners                                        (47,577,919)           (47,000,722)
                                                            ------------           ------------

                                                             (48,384,898)           (47,801,871)
                                                            ------------           ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                  $    278,176           $    355,164
                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                           2001                 2000
                                                         ---------           ---------
REVENUE:
     Interest income                                     $   1,310           $   1,010
                                                         ---------           ---------

OPERATING EXPENSES:
     Interest (Note 3)                                     413,151             409,308
     Management fees - general partner (Note 4)            125,045             125,045
     General and administrative (Note 4)                    21,672              18,819
     Legal and accounting                                   27,469              24,788
                                                         ---------           ---------

                                                           587,337             577,960
                                                         ---------           ---------

LOSS FROM OPERATIONS                                      (586,027)           (576,950)


EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                              3,000             (10,000)
                                                         ---------           ---------

NET LOSS                                                 $(583,027)          $(586,950)
                                                         =========           =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                            $     (28)          $     (28)
                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                               General               Limited
                                              Partners               Partners                 Total
                                            ------------           ------------           ------------
PARTNERSHIP INTERESTS                                                    20,802
                                                                   ============

DEFICIENCY
     January 1, 2001                        $   (801,149)          $(47,000,722)          $(47,801,871)

     Net loss for the three months
     ended March 31, 2001                         (5,830)              (577,197)              (583,027)
                                            ------------           ------------           ------------

DEFICIENCY
     March 31, 2001                         $   (806,979)          $(47,577,919)          $(48,384,898)
                                            ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                        2001                2000
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(583,027)          $(586,950)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Equity in income (loss) of limited partnerships
                and amortization of additional basis
                and acquisition costs                                   (3,000)             10,000
             Increase in accrued interest payable                      375,651             409,308
             Increase in accrued fees and expenses
                due general partner                                    136,064             125,045
             Decrease in accounts payable
               and other liabilities                                    (5,676)             (3,358)
                                                                     ---------           ---------

                   Net cash used in operating activities               (79,988)            (45,955)


NET DECREASE IN CASH AND CASH EQUIVALENTS                              (79,988)            (45,955)

CASH, BEGINNING OF PERIOD                                              205,538              96,379
                                                                     ---------           ---------

CASH, END OF PERIOD                                                  $ 125,550           $  50,424
                                                                     =========           =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
      CASH PAID DURING THE PERIOD FOR INTEREST                       $  37,500           $      --
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 2000 prepared by Real Estate Associates Limited VII (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 2001, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 20,802 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 21 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 36 limited partnerships which owns residential low income rental projects consisting of 3,379 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investment in limited partnerships for the three months ended March 31, 2001:

       Balance, beginning of period                         $ 149,626
       Amortization of acquisition costs                       (1,000)
       Equity in loss of limited partnerships                   4,000)
                                                            ---------

      Balance, end of period                                $ 152,626
                                                            =========

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                  Three months           Three months
                                      ended                 ended
                                 March 31, 2001         March 31, 2000
                                 --------------         --------------
       Revenues:
         Rental and other          $ 5,019,000           $ 4,907,000
                                   -----------           -----------

       Expenses:
         Depreciation                  800,000               848,000
         Interest                      486,000               382,000
         Operating                   3,887,000             3,765,000
                                   -----------           -----------

                                     5,173,000             4,995,000
                                   -----------           -----------

                 Net loss          $  (154,000)          $   (88,000)
                                   ===========           ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 3 - NOTES PAYABLE (CONTINUED)

       Maturity dates on the notes and related accrued interest payable are as follows:

                                                                         Accrued
              Years Ending December 31,              Notes               Interest
              -------------------------           -----------          -----------
                    2001                          $15,834,000          $23,074,462
                    2002                            1,590,501            2,448,959
                                                  -----------          -----------
                                                  $17,424,501          $25,523,421
                                                  ===========          ===========

       Notes and related accrued interest payable, aggregating $38,908,462 became payable prior to March 31, 2001. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

       In February 2000, the Partnership entered into an agreement with a note holder related to a note in the amount $2,200,000 plus accrued interest of $3,195,822 as of March 31, 2001 that became payable in 1999. Subject to certain conditions, the note holder agreed to cancel the note and accrued interest and make a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the related encumbered limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,500,000 as it has a zero investment balance in this limited partnership.

       Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $125,000 and $125,000 for the three months ended March 31, 2001 and 2000, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 and $7,400 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the general partner due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


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

                                 MARCH 31, 2001

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


                                   REAL ESTATE ASSOCIATES LIMITED VII
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:  MAY 15, 2001
                                        ----------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer


                                   Date:  MAY 15, 2001
                                        ----------------------------------------