Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2001-08-14
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, June 30, 2001 and December 31, 2000 .........       1

           Statements of Operations,
                 Six and Three Months Ended June 30, 2001 and 2000 .....       2

           Statement of Partners' Deficiency,
                 Six Months Ended June 30, 2001 ........................       3

           Statements of Cash Flows,
                 Six Months Ended June 30, 2001 and 2000 ...............       4

           Notes to Financial Statements ...............................       5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ....................      13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................      15

     Item 6.  Exhibits and Reports on Form 8-K .........................      15

     Signatures ........................................................      16

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                  2001
                                                               (Unaudited)            2000
                                                               ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                   $    157,774       $    149,626

CASH                                                                849,812            205,538
                                                               ------------       ------------

          TOTAL ASSETS                                         $  1,007,586       $    355,164
                                                               ============       ============


                             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                             $ 17,424,501       $ 17,424,501
     Accrued interest payable (Notes 3 and 6)                    25,936,577         25,147,770
     Accrued fees and expenses
        due general partner (Note 4)                              4,275,788          5,506,492
     Accounts payable and other liabilities                          35,988             78,272
                                                               ------------       ------------

                                                                 47,672,854         48,157,035
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                              (789,783)          (801,149)
     Limited partners                                           (45,875,485)       (47,000,722)
                                                               ------------       ------------

                                                                (46,665,268)       (47,801,871)
                                                               ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                     $  1,007,586       $    355,164
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                            Six months       Three months       Six months      Three months
                                                               ended            ended              ended            ended
                                                           June 30, 2001     June 30, 2001     June 30, 2000    March 31, 2000
                                                            -----------       -----------       -----------       ---------
REVENUE:
     Interest income                                        $     6,702       $     3,290       $     1,594       $     584
                                                            -----------       -----------       -----------       ---------

OPERATING EXPENSES:
     Interest (Note 3)                                          826,302           413,151           818,615         409,308
     Management fees - general partner (Note 4)                 250,931           125,886           250,344         125,299
     General and administrative (Note 4)                         36,670             8,661            54,850          36,030
     Legal and accounting                                        53,945            26,476            60,714          35,926
                                                            -----------       -----------       -----------       ---------

                                                              1,167,848           574,174         1,184,523         606,563
                                                            -----------       -----------       -----------       ---------

LOSS FROM OPERATIONS                                         (1,161,146)         (570,884)       (1,182,929)       (605,979)

GAIN ON SALE OF PARTNERSHIP INTEREST (Note 2)                 2,184,373         2,184,373

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                         105,653           105,653           124,064         124,064

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                                   7,723            41,428           (20,000)        (10,000)
                                                            -----------       -----------       -----------       ---------

NET INCOME (LOSS)                                           $ 1,136,603       $ 1,760,570       $(1,078,865)      $(491,915)
                                                            ===========       ===========       ===========       =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST                                               $        54       $        84       $       (51)      $     (23)
                                                            ===========       ===========       ===========       =========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                           General          Limited
                                          Partners          Partners            Total
                                          ---------       ------------       ------------
PARTNERSHIP INTERESTS                                           20,802
                                                          ============

DEFICIENCY
   January 1, 2001                        $(801,149)      $(47,000,722)      $(47,801,871)

   Net income for the six months
   ended June 30, 2001                       11,366          1,125,237          1,136,603
                                          ---------       ------------       ------------

DEFICIENCY
   June 30, 2001                          $(789,783)      $(45,875,485)      $(46,665,268)
                                          =========       ============       ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                                   2001              2000
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $ 1,136,603       $(1,078,865)
       Adjustments to reconcile net income (loss) to net cash
          (used in) provided by operating activities:
             Gain on sale of partnership interest                                (2,184,373)
             Equity in (income) loss of limited partnerships                         (7,723)           20,000
             Increase in accrued interest payable                                   788,807           818,615
             (Decrease) increase in accrued fees and expenses
                 due general partner                                             (1,230,704)          250,344
             Increase (decrease) in accounts payable and other liabilities          (42,284)            4,633
                                                                                -----------       -----------

                    Net cash (used in) provided by operating activities          (1,539,674)           14,727
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contribution to limited partnerships                                    (425)
       Sale proceeds                                                              2,184,373                --
                                                                                -----------       -----------

                    Net cash provided by investing activities                     2,183,948                --
                                                                                -----------       -----------

NET INCREASE IN CASH                                                                644,274            14,727

CASH, BEGINNING OF PERIOD                                                           205,538            96,379
                                                                                -----------       -----------

CASH, END OF PERIOD                                                             $   849,812       $   111,106
                                                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 2000 prepared by Real Estate Associates Limited VII (the "Partnership."). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at June 30, 2001, and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        CASH

        The Partnership has its cash on deposit primarily with high credit quality financial institutions. Such cash is in excess of the FDIC insurance limit.

        INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships as of June 30, 2001, after selling its interest in one limited partnership in April 2001. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 35 limited partnerships, located in 9 different states which own residential low income rental projects consisting of 3,259 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $10,743,000 and $10,427,000 as of June 30, 2001 and December 31, 2000, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,372. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this limited partnership.

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 2001:

Balance, beginning of period                  $149,626
Equity in income of limited partnerships         7,723
Capital contribution                               425
                                              --------

Balance, end of period                        $157,774
                                              ========

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                        Six months        Three months        Six months      Three months
                           ended              ended             ended             ended
                       June 30, 2001      June 30, 2001     June 30, 2000     June 30, 2000
                        ------------       -----------       -----------       -----------
REVENUES:
  Rental and other      $ 10,038,000       $ 5,019,000       $ 9,814,000       $ 4,907,000
                        ------------       -----------       -----------       -----------

EXPENSES:
  Depreciation             1,600,000           800,000         1,696,000           848,000
  Interest                   972,000           486,000           764,000           382,000
  Operating                7,774,000         3,887,000         7,530,000         3,765,000
                        ------------       -----------       -----------       -----------

                          10,346,000         5,173,000         9,990,000         4,995,000
                        ------------       -----------       -----------       -----------

     Net loss           $   (308,000)      $  (154,000)      $  (176,000)      $   (88,000)
                        ============       ===========       ===========       ===========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $4,115 for the six months ended June 30, 2001.

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

                                  JUNE 30, 2001


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

        Maturity dates on the notes and related accrued interest payable are as follows:

                                                                      Accrued
        Years Ending December 31,                     Notes           Interest
        -------------------------                  -----------      -----------
            2001                                   $15,834,000      $23,447,970
            2002                                     1,590,501        2,488,607
                                                   -----------      -----------

                                                   $17,424,501      $25,936,577
                                                   ===========      ===========

       Notes and related accrued interest payable, aggregating $39,281,970 became payable prior to June 30, 2001. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 3 - NOTES PAYABLE (CONTINUED)

        In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $3,248,072 as of June 30, 2001 that became payable in December 1999. Subject to certain conditions, the lender agreed to cancel the note and accrued interest and release from escrow a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,550,000 as it has a zero investment balance in this limited partnership.

        Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $250,931 and $250,344 for the six months ended June 30, 2001 and 2000, respectively.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $18,365 and $7,400 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 5 - CONTINGENCIES (CONTINUED)

        fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        The managing general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest and amounts due general partner. The carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001

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

                                  JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Notes and related accrued interest payable, aggregating $39,281,970 became payable prior to June 30, 2001. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

        In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $3,248,072 as of June 30, 2001 that became payable in December 1999. Subject to certain conditions, the lender agreed to cancel the note and accrued interest and release from escrow a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,550,000 as it has a zero investment balance in this limited partnership.

        Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

        In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,372. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this limited partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The Partnership's managing general partner is involved in various lawsuits. None of these are related to REAL VII.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) No exhibits are required per the provision of Item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                                  REAL ESTATE ASSOCIATES LIMITED VII
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.,
                                       General Partner


                                       /s/Bruce Nelson
                                       -------------------------------------
                                       Bruce Nelson
                                       President


                                  Date:  August 14, 2001
                                       -------------------------------------



                                       /s/Brian H. Shuman
                                       -------------------------------------
                                       Brian H. Shuman
                                       Chief Financial Officer


                                  Date:  August 14, 2001
                                       -------------------------------------