Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2001-11-14
CIK 722648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, September 30, 2001 and December 31, 2000 ........................ 1

           Statements of Operations,
                 Nine and Three Months Ended September 30, 2001 and 2000 ................... 2

           Statement of Partners' Deficiency,
                 Nine Months Ended September 30, 2001 ...................................... 3

           Statements of Cash Flows,
                 Nine Months Ended September 30, 2001 and 2000 ............................. 4

           Notes to Financial Statements ................................................... 5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation ........................................14


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................17

     Item 6.  Exhibits and Reports on Form 8-K..............................................17

     Signatures.............................................................................18

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                        2001
                                                     (Unaudited)              2000
                                                     ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $         --         $    149,626

CASH                                                      710,387              205,538
                                                     ------------         ------------

          TOTAL ASSETS                               $    710,387         $    355,164
                                                     ============         ============


           LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     Notes payable (Notes 3 and 6)                   $ 15,124,501         $ 17,424,501
     Accrued interest payable (Notes 3 and 6)          23,049,401           25,147,770
     Accrued fees and expenses
        due general partner (Note 4)                    4,415,466            5,506,492
     Accounts payable and other liabilities                49,235               78,280
                                                     ------------         ------------

                                                       42,638,603           48,157,043
                                                     ------------         ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                    (742,413)            (801,150)
     Limited partners                                 (41,185,803)         (47,000,729)
                                                     ------------         ------------

                                                      (41,928,216)         (47,801,879)
                                                     ------------         ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                           $    710,387         $    355,164
                                                     ============         ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                       Nine months         Three months        Nine months        Three months
                                                          ended               ended               ended               ended
                                                      Sept 30, 2001       Sept 30, 2001       Sept 30, 2000       Sept 30, 2000
                                                      -------------       -------------       -------------       -------------
REVENUE:

     Interest income                                   $    11,732         $     5,025         $     2,182         $       589
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Interest (Note 3)                                   1,204,620             378,318           1,227,923             409,308
     Management fees - general partner (Note 4)            375,917             124,986             375,134             124,790
     General and administrative (Note 4)                    63,304              26,634              80,844              19,501
     Legal and accounting                                   97,409              43,464              56,921               2,700
                                                       -----------         -----------         -----------         -----------

          Total operating expenses                       1,741,250             573,402           1,740,822             556,299
                                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                    (1,729,518)           (568,377)         (1,738,640)           (555,710)

GAIN ON SALE AND TRANSFER OF
     PARTNERSHIP INTERESTS (Note 2)                      7,492,612           5,308,239                  --                  --


DISTRIBUTIONS FROM LIMITED
     PARTNERSHIP RECOGNIZED
     AS INCOME (Note 2)                                    105,655                  --             139,904              15,840

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ADDITIONAL BASIS AND
     ACQUISITION COSTS (Note 2)                              4,914              (2,809)            (30,000)            (10,000)
                                                       -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                      $ 5,873,663         $ 4,737,053         $(1,628,736)        $  (549,870)
                                                       -----------         -----------         -----------         -----------

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST                                          $       282         $       228         $       (78)        $       (26)
                                                       ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                            General              Limited
                                           Partners              Partners             Total
                                         ------------         ------------         ------------
PARTNERSHIP INTERESTS                                               20,802
                                                              ============


DEFICIENCY

   January 1, 2001                       $   (801,150)        $(47,000,729)        $(47,801,879)

   Net income for the nine months
   ended September 30, 2001                    58,737            5,814,926            5,873,663
                                         ------------         ------------         ------------

DEFICIENCY

   September 30, 2001                    $   (742,413)        $(41,185,803)        $(41,928,216)
                                         ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                                   2001                2000
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                                                       $ 5,873,663         $(1,628,736)
       Adjustments to reconcile net income (loss) to net cash
          (used in) provided by operating activities:
             Gain on sale and transfer of partnership interest                  (7,492,612)                 --
             Equity in (income) loss of limited partnerships                        (4,914)             30,000
             Increase in accrued interest payable                                1,167,119           1,227,923
             (Decrease) increase in accrued fees and expenses
                 due general partner                                            (1,091,026)            392,924
            Decrease in accounts payable and other liabilities                     (29,045)             (3,334)
                                                                               -----------         -----------

                    Net cash (used in) provided by operating activities         (1,576,815)             18,777
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Advances to limited partnerships                                           (102,709)
       Proceeds from sale of partnership interest                                2,184,373                  --
                                                                               -----------         -----------

                    Net cash provided by investing activities                    2,081,664                  --
                                                                               -----------         -----------

NET INCREASE IN CASH                                                               504,849              18,777

CASH, BEGINNING OF PERIOD                                                          205,538              96,379
                                                                               -----------         -----------

CASH, END OF PERIOD                                                            $   710,387         $   115,156
                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

       SEE NOTE 3


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of he Partnership at September 30, 2001, and the results of operations and changes in cash flows for the nine and three months then ended.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 20,802 for the periods presented.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 19 limited partnerships as of September 30, 2001, after surrendering its interest in one limited partnership in July 2001 and selling its interest in one limited partnership in April 2001. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 15 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 35 limited partnerships, located in 9 different states which own residential low income rental projects consisting of 3,259 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $10,900,000 and $10,427,000 as of September 30, 2001 and December 31, 2000,
        respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of $5,308,239 (Note 3).

        In May 2001, a foreclosure action was filed by the holders of certain purchase money notes against the Danbury local partnership, in which the Partnership has invested. The notes are in the aggregate face amount of $1,150,000 (Note 3), and were issued in connection with the acquisition of Danbury Park (a 151-unit complex located in Ypsilanti, Michigan) by the local partnership. The parties have reached a settlement whereby the plaintiffs have agreed to (i) accept payment of a discounted amount ($765,000), provided payment is made by June 30, 2002, and (ii) stay the foreclosure proceedings unless payment is not received on or before the due date. The Partnership has no investment related to this limited partnership.

        In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this limited partnership.

        The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2001:


Balance, beginning of period                    $ 149,626
Equity in income of limited partnerships            9,513
Write-off of Edgewood Terrace                    (257,249)
Amortization of acquisition costs                  (4,599)
Advances to limited partnerships                  102,709
                                                ---------

Balance, end of period                          $       0
                                                =========

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:


                         Nine months         Three months          Nine months         Three months
                            ended                ended                ended                ended
                       Sept. 30, 2001       Sept. 30, 2001       Sept. 30, 2000       Sept. 30, 2000
                       --------------       --------------       --------------       --------------
REVENUES:

Rental and other        $ 15,057,000         $  5,019,000         $ 14,719,000         $  4,907,000
                        ------------         ------------         ------------         ------------

EXPENSES:

    Depreciation           2,400,000              800,000              543,000              848,000
    Interest               1,458,000              486,000              145,000              382,000
    Operating             11,661,000            3,887,000           11,298,000            3,766,000
                        ------------         ------------         ------------         ------------

                          15,519,000            5,173,000           14,986,000            4,996,000
                        ------------         ------------         ------------         ------------

        Net loss        $   (462,000)        $   (154,000)        $   (267,000)        $    (89,000)
                        ============         ============         ============         ============


        An affiliate of NAPICO, was the general partner and property management agent for the Pebbleshire limited partnership. This Local Partnership paid the affiliate property management fees in the amount of 5 percent of its gross rental revenues and data processing fees. The amounts paid were approximately $4,115 for the nine months ended September 30, 2001.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

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

NOTE 3 - NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $17,324,501, bearing interest at 9.5 to 10 percent, to the sellers of the Partnership interests. The notes have principal maturity dates ranging from August 1999 to January 2002 or upon sale or refinancing of the underlying partnership properties. These obligations are collateralized by the Partnership's investments in the investee

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 3 - NOTES PAYABLE (CONTINUED)

        partnerships and are payable out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

        Maturity dates on the notes and related accrued interest payable are as follows:


                                                           Accrued
Years Ending December 31,                 Notes            Interest
-------------------------             -----------        -----------
2001                                  $13,534,000        $20,525,799
2002                                    1,590,501          2,523,602
                                      -----------        -----------
                                      $15,124,501        $23,049,401
                                      ===========        ===========



        Notes and related accrued interest payable, aggregating $39,560,121 became payable prior to September 30, 2001. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

        In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $3,265,488 as of July 31, 2001 that became payable in December 1999. All conditions of the agreement were satisfied in July 2001, and the lender cancelled the note and accrued interest in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. The Partnership recognized a gain on this transaction of approximately $5,308,000.

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

        interests in the capital accounts of the respective partnerships. The fee was $376,000 and $375,000 for the nine months ended September 30, 2001 and 2000, respectively.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $33,000 and $25,000 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

        As of September 30, 2001, the fees and expenses of $4,415,466 due the general partner exceeded the Partnership's cash. The general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. NAPICO, the

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 5 -- CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 2001

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

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Notes and related accrued interest payable, aggregating $39,560,121 became payable prior to September 30, 2001. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

        In February 2000, the Partnership entered into an agreement with a lender related to a note in the amount $2,200,000 plus accrued interest of $3,300,322 as of September 30, 2001 that became payable in December 1999. Subject to certain conditions, the lender agreed to cancel the note and accrued interest and release from escrow a payment of $100,000 to the Partnership in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. Upon satisfaction of all conditions, the Partnership will recognize a gain on this transaction of approximately $5,600,000 as it has a zero investment balance in this limited partnership.

        Management is in process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

        In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this limited partnership.

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

                               SEPTEMBER 30, 2001

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                       REAL ESTATE ASSOCIATES LIMITED VII

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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

                                REAL ESTATE ASSOCIATES LIMITED VII
                                (a California limited partnership)


                                By: National Partnership Investments Corp., General Partner


                                      /s/ BRUCE NELSON
                                      --------------------------------
                                      Bruce Nelson
                                      President

                                Date: NOVEMBER 14, 2001
                                      --------------------------------


                                      /s/ BRIAN H. SHUMAN
                                      --------------------------------
                                      Brian H. Shuman
                                      Chief Financial Officer

                                Date: NOVEMBER 14, 2001
                                      --------------------------------