Form 10-K
period 2001-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2002-04-16
CIK 722648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number
     0-13810

REAL ESTATE ASSOCIATES LIMITED VII

A California Limited Partnership

I.R.S. Employer Identification No.      95-3290316

9090 Wilshire Blvd., Suite 201, Beverly Hills, California 90211

Registrant’s Telephone Number, Including Area Code (310) 278-2191

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

Yes     [X]           No     [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS

Real Estate Associates Limited VII (“REAL VII” or the “Partnership”) is a limited partnership which was formed under the laws of the State of California on May 24, 1983. On February 1, 1984, the Partnership offered 2,600 units consisting of 10,400 limited partnership interests and warrants to purchase a maximum of 5,200 additional limited partnership interests through a public offering managed by E.F. Hutton Inc.

The general partners of the Partnership are National Partnership Investments Corp. (“NAPICO”), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II (“NAPIA II”). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum and two unrelated individuals as limited partners. The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO’s Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

The Partnership holds limited partnership interests in 17 and 21 local limited partnerships as of December 31, 2001 and 2000, respectively. The Partnership also holds a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in 13 and 15 additional local limited partnerships as of December 31, 2001 and 2000, respectively, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 30 and 36 local limited partnerships as of December 31, 2001 and 2000, respectively. The other general partner of REA IV is NAPICO. The Partnership surrendered its interest in one limited partnership in July 2001, sold its interest in two limited partnerships in April and December 2001 and the lender foreclosed on three limited partnerships in September 2001. In December 1998, the Partnership sold its interests in 11 local limited partnerships to the Operating Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The partnerships in which the Partnership has invested are principally existing local limited partnerships. The Partnership became the limited partner in these local limited partnerships pursuant to arm’s-length negotiations with the local partnership’s general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed local partnerships which, in turn, acquired the projects. As a limited partner, the Partnership’s liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains the responsibility of maintaining, operating and managing the project. Under certain circumstances of default, the Partnership has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale, refinancing, etc.

Although each of the partnerships in which the Partnership has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 2001, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2001, of the projects owned by local partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS AN INVESTMENT
DECEMBER 31, 2001

		Units Authorized
		For Rental
		Assistance Under
		Section 8 or
		Other Rent		Percentage of
	No. of	Supplement	Units	Total Units
Name and Location	Units	Program	Occupied	Occupied

Aristocrat Manor Hot Springs, AR	101	114/ 0	83	82%
Arkansas City Apts. Arkansas City, AR	16	0/ 12	14	88%
Bellair Manor Apts. Niles, OH	68	68/ 7	68	100%
Birch Manor Apts. I Medina, OH	60	60/ 0	56	93%
Birch Manor Apts. II Medina, OH	60	60/ 0	57	95%
Bluewater Apts. Port Huron, MI	116	None	108	93%
Clarkwood Apts. I Elyria, OH	72	34/ 0	69	96%
Clarkwood Apts. II Elyria, OH	120	51/ 0	113	94%
Danbury Park Manor Superior Township, MI	151	86/ 0	145	96%
Desoto Apts. Desoto, MO	42	42/ 0	42	100%
Dexter Apts. Dexter, MO	50	50/ 0	47	94%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS AN INVESTMENT
DECEMBER 31, 2001
(Continued)

		Units Authorized
		For Rental
		Assistance Under
		Section 8 or
		Other Rent		Percentage of
	No. of	Supplement	Units	Total Units
Name and Location	Units	Program	Occupied	Occupied

Goodlette Arms Apts. Naples, FL	250	250/ 0	248	99%
Hampshire House Warren, OH	150	150/ 0	145	97%
Henrico Arms Richmond, VA	232	232/ 0	228	98%
Ivywood Apts. Columbus, OH	124	124/ 0	122	98%
Jasper County Prop. Heidelberg, MS	24	24/ 0	17	71%
Nantucket Apts. Alliance, OH	60	59/ 0	59	98%
Newton Apts. Newton, MS	36	None	28	78%
Oak Hill Apts. Franklin, PA	120	82/ 0	115	96%
Oakview Apts. Monticello, AR	32	0/ 7	28	88%
Oakwood Park I Apts. Lorain, OH	50	50/ 0	49	98%
Oakwood Park II Apts. Lorain, OH	78	None	73	94%
Pachuta Apartments Pachuta, MS	16	0/ 16	15	94%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS AN INVESTMENT
DECEMBER 31, 2001
(Continued)

		Units Authorized
		For Rental
		Assistance Under
		Section 8 or
		Other Rent		Percentage of
	No. of	Supplement	Units	Total Units
Name and Location	Units	Program	Occupied	Occupied

Rand Grove Village Palatine, IL	212	212/ 0	195	92%
Richards Park Apts. Elyria, OH	60	24/ 0	57	95%
Shubuta Properties Shubuta, MS	16	0/ 16	16	100%
South Glen Apts. Trenton, MI	159	14/ 0	153	96%
Tradewinds East Essexville, MI	150	30/ 0	142	95%
Warren Heights Apts. II Warren, OH	88	88/ 0	87	99%
Yorkview Estates Massillon, OH	50	50/ 0	49	98%

TOTAL	2,763	1,954/ 58	2,628	95%

ITEM 2. PROPERTIES

The local limited and general partnerships in which REAL VII holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

Other

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,482,855 as of December 31, 2001, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff’s security interest in the Partnership’s interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

As of December 31, 2001, the Partnership’s Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL VII.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests, held for investment by the Partnership, by a real estate investment trust organized by an affiliate of NAPICO, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 3,172 registered holders of units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:

	Year Ended December 31,

	2001	2000	1999	1998	1997

Loss From Operations	$(2,302,317)	$(2,324,547)	$(2,402,772)	$(3,639,747)	$(3,472,967)
Gain on Sale and Foreclosure of Limited Partnership Interests	13,141,585	—	—	7,132,262	—
Distributions From Limited Partnerships Recognized as Income	118,032	260,566	357,404	199,985	234,084
Equity in (Loss) Income of Limited Partnerships and Amortization of Acquisition Costs	(312,898)	10,162	(145,660)	(9,496,388)	(61,791)

Net Income (Loss)	$10,644,402	$(2,053,819)	$(2,191,028)	$(5,803,888)	$(3,300,674)

Net Income (Loss) per Limited Partnership Interest	$507	$(98)	$(104)	$(276)	$(157)

Total assets	$1,920,892	$355,164	$335,843	$794,295	$17,422,816

Investments in Limited Partnerships	$—	$149,626	$239,464	$359,566	$16,870,487

Notes Payable	$13,614,501	$17,424,501	$17,424,501	$17,424,501	$24,869,501

Fees and Expenses Due to General Partner	$4,209,789	$5,506,492	$5,006,313	$4,506,134	$3,762,494

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership’s primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, using proceeds from the disposition of its investments in certain limited partnerships.

Capital Resources

The Partnership received $39,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 7, 1984 to June 11, 1985, pursuant to a registration statement on Form S-11.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in Item 1.

At December 31, 2001, the Partnership has investments in 30 limited partnerships, all of which own housing projects that were substantially all rented. The lender foreclosed on three limited partnerships in September 2001 and the Partnership surrendered its interest in one local partnership in July 2001. The Partnership also sold its interests in two local partnerships in 2001 and 11 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 98% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. At December 31, 2001, the Partnership does not have a positive investment balance in any limited partnership.

The total (loss) income from the local partnerships that was allocated to the Partnership was $(1,385,000), $(622,000) and $289,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(312,898), $10,162 and $(145,660) for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,812,000 and $10,427,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $118,032, $260,566 and $357,404 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001 and 2000, the Partnership has cash and cash equivalents of $227,776 and $205,538, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $14,644, $4,718 and $2,723 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on investments and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable of $13,614,501 and $17,424,501 at December 31, 2001 and 2000, respectively, which bear interest at 9.5 percent to 10 percent per annum and have principal maturities ranging from August 1999 to January 2002. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was $1,529,793 for 2001 and $1,652,605 for both 2000 and 1999.

All notes and related accrued interest payable, aggregating $34,800,468 as of December 31, 2001, became payable prior to January 31, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership’s lack of cash and partners’ deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership’s ability to continue as a going concern. Management is in process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

In February 2000, the Partnership entered into an agreement with a note holder related to a note in the amount $2,200,000 plus accrued interest of $3,265,489 as of July 31, 2001 that became payable in 1999. All conditions of the agreement were satisfied in July 2001, and the lender cancelled the note and accrued interest in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. The Partnership recognized a gain of approximately $5,308,000 on this transaction.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .5 percent of the Partnership’s original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a local limited partnership. Management fees were $500,903 for 2001 and $500,179 for both 2000 and 1999. As of December 31, 2001, the fees and expenses due the Corporate General Partner exceeded the Partnership’s cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730 for the year ended December 31, 1999, and are included in general and administrative expenses.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and realized a gain of $1,703,198. Net proceeds of $1,693,116 were collected on January 10, 2002.

On September 13, 2001, the lender foreclosed on the three Cleveland limited partnerships and the Partnership realized a gain of $3,798,607.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of $5,455,407.

In May 2001, a foreclosure action was filed by the holders of certain purchase money notes against the Danbury local partnership, in which the Partnership has invested. The notes are in the aggregate face amount of $1,150,000, and were issued in connection with the acquisition of Danbury Park (a 151-unit complex located in Ypsilanti, Michigan) by the local partnership. The parties have reached a settlement whereby the plaintiffs have agreed to (i) accept payment of a discounted amount ($765,000), provided payment is made by June 30, 2002, and (ii) stay the foreclosure proceedings unless payment is not received on or before the due date. The Partnership has no investment related to this limited partnership.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $176,226, $104,738 and $118,460 for the years ended December 31, 2001, 2000 and 1999, respectively. General and administrative expenses were $110,039, $71,743 and $134,251 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $44,076, $7,370 and $16,920 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in general and administrative expenses in 1999 is $50,730, related to the aforementioned third party reviewed of the properties owned by the local partnerships

Total revenue for the local partnerships were $15,822,000, $20,077,000 and $19,626,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $17,213,000, $20,693,000 and $19,980,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2001, 2000 and 1999 aggregated $1,391,000, $616,000 and $354,000, respectively. The income (losses) allocated to the Partnership were $(1,385,000), $(622,000) and $289,000 for 2001, 2000 and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk primarily due to fluctuations in interest rates. Specifically, the Partnership is subject to market risk resulting from fluctuations in the general level of U.S. interest rates as the Partnership’s debt of $13,614,501 is based on a weighted average fixed rate of 9.6% per annum. As a result, the Partnership will be obligated to pay contractually agreed upon rates of interest on its fixed rate debt, unless management refinances its existing fixed rate debt and potentially incur substantial prepayment penalties.

The following table provides information about the Partnership’s interest rate sensitive financial instruments, including, amounts due at maturity, principal amortization, weighted average interest rates and fair market values as of December 31, 2001 and 2000:

								Fair Market
As of December 31, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Fixed Rate Debt	$13,614,501						$13,614,501	$13,614,501
Weighted Average Interest Rate	9.6%						9.6%

								Fair Market
As of December 31, 2000	2002	2003	2004	2005	2006	Thereafter	Total	Value

Interest Rate Sensitive Liabilities:
Fixed Rate Debt	$15,834,000	$1,590,501					$17,424,501	$17,424,501
Weighted Average Interest Rate	9.6%	10%					9.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited VII (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ deficiency and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership’s recurring losses from operations, partners’ deficiency and past due notes and related accrued interest payable of $34,800,468 raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$—	$149,626
CASH AND CASH EQUIVALENTS	227,776	205,538
RECEIVABLES FROM SALE OF PARTNERSHIP INTEREST (NOTE 2)	1,693,116	—

TOTAL ASSETS	$1,920,892	$355,164

LIABILITIES AND PARTNERS’ DEFICIENCY

LIABILITIES:
Notes payable (Note 3)	$13,614,501	$17,424,501
Accrued interest payable (Note 3)	21,185,967	25,147,770
Accrued fees and expenses due general partner (Note 4)	4,209,789	5,506,492
Accounts payable and other liabilities (Note 2)	64,474	78,272
Due to affiliate (Note 4)	3,630	—

	39,078,361	48,157,035

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)
PARTNERS’ DEFICIENCY:
General partners	(694,705)	(801,149)
Limited partners	(36,462,764)	(47,000,722)

	(37,157,469)	(47,801,871)

TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$1,920,892	$355,164

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

REVENUE:
Interest and other income	$14,644	$4,718	$2,723

OPERATING EXPENSES:
Interest (Note 3)	1,529,793	1,652,605	1,652,605
Management fees — general partner (Note 4)	500,903	500,179	500,179
General and administrative (Note 4)	110,039	71,743	134,251
Legal and accounting	176,226	104,738	118,460

	2,316,961	2,329,265	2,405,495

LOSS FROM OPERATIONS	(2,302,317)	(2,324,547)	(2,402,772)
GAIN ON SALE AND FORECLOSURE OF LIMITED PARTNERSHIP INTERESTS (Note 2)	13,141,585	—	—
DISTRIBUTIONS FROM LIMITED PARTNERSHIP RECOGNIZED AS INCOME (Note 2)	118,032	260,566	357,404
EQUITY IN INCOME (LOSS) OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ADDITIONAL BASIS AND ACQUISITION COSTS (Note 2)	(312,898)	10,162	(145,660)

NET INCOME (LOSS)	$10,644,402	$(2,053,819)	$(2,191,028)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$507	$(98)	$(104)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENTS OF PARTNERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	General	Limited
	Partners	Partners	Total

DEFICIENCY, January 1, 1999	$(755,951)	$(42,526,073)	$(43,282,024)
Distributions to partners	(2,750)	(272,250)	(275,000)
Net loss for 1999	(21,910)	(2,169,118)	(2,191,028)

DEFICIENCY, December 31, 1999	(780,611)	(44,967,441)	(45,748,052)
Net loss for 2000	(20,538)	(2,033,281)	(2,053,819)

DEFICIENCY, December 31, 2000	(801,149)	(47,000,722)	(47,801,871)
Net Income for 2001	106,444	10,537,958	10,644,402

DEFICIENCY, December 31, 2001	$(694,705)	$(36,462,764)	$(37,157,469)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$10,644,402	$(2,053,819)	$(2,191,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale and foreclosure of limited partnership interests	(13,141,585)	—	—
Equity in loss (income) of limited partnerships and amortization of additional basis and acquisition costs	312,898	(10,162)	145,660
Decrease in other assets	—	—	34,729
Increase in accrued interest payable	1,492,293	1,559,145	1,565,097
Decrease (increase) in accrued fees and expenses due general partner	(1,296,703)	500,179	500,179
Increase (decrease) in accounts payable	(13,798)	13,816	(57,700)
Increase in due to affiliate	3,630	—	—

Net cash (used in) provided by operating activities	(1,998,863)	9,159	(3,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from limited partnerships recognized as a return of capital	—	100,000	26,734
Capital contributions to limited partnerships	(163,272)	—	(52,292)
Proceeds from sale of limited partnership interests	2,184,373	—	400,000

Net cash provided by investing activities	2,021,101	100,000	374,442

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	—	—	(275,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,238	109,159	96,379
CASH AND CASH EQUIVALENTS, beginning of year	205,538	96,379	—

CASH, end of year	$227,776	$205,538	$96,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$37,500	$93,460	$87,508

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
See Note 3 to financial statements regarding notes and interest payable

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited VII (the “Partnership”) was formed under the California Limited Partnership Act on May 24, 1983. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investments Associates, a limited partnership, National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

These financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV (“REA IV”), a California general partnership in which the Partnership holds a 99 percent general partner interest. Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners’ fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding during the years. The number of limited partnership interests was 20,802 for all years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.	Investments in Limited Partnerships

The Partnership holds limited partnership interests in 17 and 21 limited partnerships as of December 31, 2001 and 2000, respectively, after selling and surrendering its interests in three limited partnerships and the lender foreclosing on three limited partnership in 2001. In addition, the Partnership holds a general partner interest in REA IV. NAPICO is also the general partner in REA IV. REA IV, in turn, holds limited partner interests in 13 and 15 additional limited partnerships as of December 31, 2001 and 2000, respectively. In total, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 30 and 36 partnerships as of December 31, 2001 and 2000, respectively. The limited partnerships own residential low income rental projects consisting of 2,763 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain unconsolidated limited partnerships was approximately $11,812,000 and $10,427,000 as of December 31, 2001 and 2000, respectively.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

In February 2002, the Partnership sold its interests in the Goodlette Arms limited partnership and realized a gain of approximately $2,000,000. The gain is equal to the net proceeds received because the Partnership had no investment related to this limited partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and realized a gain of $1,703,198. Net proceeds of $1,693,116 were collected on January 10, 2002.

On September 13, 2001, the lender foreclosed on the three Cleveland limited partnerships and the Partnership realized a gain of $3,798,607.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of $5,455,407.

In May 2001, a foreclosure action was filed by the holders of certain purchase money notes against the Danbury local partnership, in which the Partnership has invested. The notes are in the aggregate face amount of $1,150,000, and were issued in connection with the acquisition of Danbury Park (a 151- unit complex located in Ypsilanti, Michigan) by the local partnership. The parties have reached a settlement whereby the plaintiffs have agreed to (i) accept payment of a discounted amount of $765,000 ($158,313 of which was paid in 2001), provided payment is made by June 30, 2002, and (ii) stay the foreclosure proceedings unless payment is not received on or before the due date. The Partnership has no investment related to this limited partnership.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investment in Limited Partnerships (Continued)

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this limited partnership.

The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

	2001	2000

Investment balance, beginning of year	$149,626	$239,464
Write-off of Edgewood Terrace	(145,027)	—
Cash distributions recognized as a return of capital		(100,000)
Equity in (loss) income of limited partnerships	(163,272)	16,294
Amortization of additional basis and capitalized acquisition costs and fees	(4,599)	(6,132)
Capital contributions	163,272	—

Investment balance, end of year	$—	$149,626

The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the equity per the limited partnerships’ combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Selected financial information from the combined financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

Balance Sheets

	2001	2000

	(in thousands)
Land and buildings, net	$31,575	$41,137

Total assets	$41,744	$56,771

Mortgages loan payable	$35,732	$44,987

Total liabilities	$46,865	$60,420

Deficiency of Real Estate Associates Limited VII	$(5,713)	$(3,179)

Equity (Deficiency) of other partners	$592	$(470)

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investment in Limited Partnerships (Continued)

Statements of Operations

	2001	2000	1999

	(in thousands)
Total revenue	$15,822	$20,077	$19,626

Interest expense	$1,088	$1,483	$1,526

Depreciation	$3,214	$3,201	$3,390

Total expenses	$17,213	$20,693	$19,980

Net loss	$(1,391)	$(616)	$(354)

Net (loss) income allocable to the Partnership	$(1,385)	$(622)	$289

Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership’s share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

An affiliate of NAPICO is the general partner in 20 of the limited partnerships included above. Another affiliate received property management fees of approximately 5 percent of the revenue from the Pebbleshire limited partnership, in which an affiliate of NAPICO was the general partner, prior to its sale in 2001. The affiliate received property management fees of $17,668, $53,589 and $50,700 in 2001, 2000 and 1999, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is the general partner, reflected in the accompanying financial statements using the equity method of accounting:

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investment in Limited Partnerships (Continued)

	2001	2000	1999

	(in thousands)
Total assets	$22,682	$30,890

Total liabilities	$28,462	$38,840

Deficiency of Real Estate Associates Limited VII	$(6,542)	$(7,675)

Deficiency of other partners	$762	$(275)

Total revenue	$8,709	$11,360	$8,967

Net loss	$(810)	$(712)	$(757)

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investment in Limited Partnerships (Continued)

the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership, in 1997, commenced extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,730 for the year ended December 31, 1999, and are included in general and administrative expenses.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

3.	Notes Payable

Certain of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2001, the Partnership is obligated on non-recourse notes payable of $13,614,501 bearing

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

3.	Notes Payable (Continued)

interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is $21,185,967 as of December 2001. The notes have principal maturity dates ranging from August 1999 to January 2002 or upon sale or refinancing of the underlying partnership properties. These obligations and related interest are collateralized by the Partnership’s investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

All notes and related accrued interest payable, aggregating $34,800,468 as of December 31,2001, became payable prior to January 31, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership’s lack of cash and partners’ deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership’s ability to continue as a going concern.

Management is in process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

In February 2000, the Partnership entered into an agreement with a note holder related to a note in the amount $2,200,000 plus accrued interest of $3,265,488 as of July 31, 2001 that became payable in 1999. All conditions of the agreement were satisfied in July 2001, and the lender cancelled the note and accrued interest in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. The Partnership recognized a gain of approximately $5,308,000 on this transaction.

In connection with the foreclosures and surrender of partnership interests during 2001, the Partnership was relieved of notes and related accrued interest payable aggregating approximately $7,026,000. In addition, in connection with the sale of the partnership interest on Parkway Towers, the limited partnership, on behalf of the Partnership, notes and related accrued interest payable aggregating approximately $2,238,000

In connection with the sale of the partnership interest in Goodlette Arms in 2002 (See Note 2), the Partnership paid off notes and related accrued interest payable aggregating approximately $6,000,000.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

4.	Fees and Expenses Due General Partner

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interest in the capital accounts of the respective partnerships.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $44,076, $7,370 and $16,920 in 2001, 2000 and 1999, respectively, and is included in administrative expenses.

As of December 31, 2001, the fees and expenses due the Corporate General Partner exceeded the Partnership’s cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

At December 31, 2001, $3,630 is due to another partnership in which NAPICO is also the general partner.

5.	Contingencies

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

5.	Contingencies (Continued)

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

Other

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,482,855 as of December 31, 2001, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff’s security interest in the Partnership’s interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Partnership.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

5.	Contingencies (Continued)

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

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership’s investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the general partner due to their related party nature The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.	Fourth-Quarter Adjustment

The Partnership’s policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The change of approximately $317,812 between the estimated nine-month equity in income and the actual 2001 year end equity in loss has been recorded in the fourth quarter.

REAL ESTATE ASSOCIATES LIMITED VII
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE

Year Ended December 31, 2001

					Cash	Equity
	Balance		Capital		Distri-	in	Balance
	January	Advances/	Contri-	Amortization	butions	Income	December
Limited Partnerships	1, 2001	Acq costs	butions	Acq costs	Received	(Loss)	31, 2001

Aristocrat Manor	$	$	$	$	$	$—	$
Arkansas City Apts.						—
Bellair Manor Apts.						—
Birch Manor I						—
Birch Manor II						—
Bluewater Apts.						—
Clarkwood Apts. I						—
Clarkwood Apts. II						—
Danbury Park Manor		160,563				(160,563)	—
Desoto Apts.						—
Dexter Apts.						—
Edgewood Terrace II *	149,626			(4,599)		(145,027)	—
Goodlette Arms Apts.						—
Hampshire House Apts.						—
Henrico Arms						—
Ivywood Apts.						—
Jasper County						—
Nantucket Apts.						—
Newton Apts.						—
Oak Hill I						—
Oakview Apts.						—
Oakwood Park I						—
Oakwood Park II						—
Pebbleshire *		2,709				(2,709)	—
Pachuta Apts.						—
Rand Grove Village						—
Richards Park Apts.						—
Shubuta Properties						—
South Glen Apts.						—
Tradewinds East Apts.						—
Warren Heights Apts. II						—
Yorkview Estates						—

	$149,626	$163,272	$—	$(4,599)	$—	$(308,299)	$—

*	Surrendered or sold its interests in the limited partnership during 2001

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VII
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

Year Ended December 31, 2000

					Cash	Equity
	Balance				Distri-	in	Balance
	January	Acquisition	Capital	Amortization	butions	Income	December
Limited Partnerships	1, 2000	costs	Contributions	Acq costs	Received	(Loss)	31, 2000

Aristocrat Manor	$	$	$	$	$	$	$
Arkansas City Apts.
Bellair Manor Apts.
Birch Manor I
Birch Manor II
Bluewater Apts.
Clarkwood Apts. I
Clarkwood Apts. II
Cleveland I
Cleveland II
Cleveland III
Danbury Park Manor
Desoto Apts.
Dexter Apts.
Edgewood Terrace II	239,464			(6,132)	(100,000)	16,294	149,626
Goodlette Arms Apts.
Hampshire House Apts.
Henrico Arms
Ivywood Apts.
Jasper County
Nantucket Apts.
Newton Apts.
Oak Hill I
Oakview Apts.
Oakwood Park I
Oakwood Park II
Pachuta Apts.
Parkway Towers
Pebbleshire Apts.
Rand Grove Village
Richards Park Apts.
Shubuta Properties
South Glen Apts.
Tradewinds East Apts.
Warren Heights Apts. II
Yorkview Estates

	$239,464	$	$	$	$(100,000)	$16,294	$149,626

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VII
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year Ended December 31, 1999

					Cash	Equity
	Balance				Distri-	in	Balance
	January	Acquisition	Capital	Amortization	butions	Income	December
Limited Partnerships	1, 1999	costs	Contributions	Acq costs	Received	(Loss)	31, 1999

Aristocrat Manor	$	$	$	$	$	$	$
Arkansas City Apts.
Bellair Manor Apts.
Birch Manor I			2,307		(2,307)		—
Birch Manor II			1,680		(1,680)		—
Bluewater Apts.
Clarkwood Apts. I			3,206		(3,206)		—
Clarkwood Apts. II			3,268		(3,268)		—
Cleveland I	9,171				(9,171)		—
Cleveland II
Cleveland III
Danbury Park Manor
Desoto Apts.
Dexter Apts.
Edgewood Terrace II	350,395					(110,931)	239,464
Goodlette Arms Apts.
Hampshire House Apts.
Henrico Arms
Ivywood Apts.
Jasper County			9,271			(9,271)	—
Nantucket Apts.
Newton Apts.
Oak Hill I
Oakview Apts.
Oakwood Park I			3,405		(1,805)	(1,600)	—
Oakwood Park II			2,554		(2,554)		—
Pachuta Apts.			23,858			(23,858)	—
Parkway Towers
Pebbleshire Apts.
Rand Grove Village
Richards Park Apts.			2,743		(2,743)		—
Shubuta Properties
South Glen Apts.
Tradewinds East Apts.
Warren Heights Apts. II
Yorkview Estates

	$359,566	$—	$52,292	$—	$(26,734)	$(145,660)	$239,464

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED VII
INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS RECEIVED FROM
AFFILIATES AND OTHER PERSONS
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

NOTES:	1.	Equity in income (losses) of the limited partnerships represents the Partnership’s allocable share of the net results of operations from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

	2.	Cash distributions from the limited partnerships will be treated as a return of the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

SCHEDULE III
(CONTINUED)

REAL ESTATE ASSOCIATES LIMITED VII
REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS INVESTMENTS
DECEMBER 31, 2001

				Buildings,
				Furnishings
	Number	Outstanding		and Equipment
	of	Mortgage		Amount Carried		Accumulated
Partnership/Location	Units	Loan	Land	at close of period	Total	Depreciation

Aristocrat Manor Hot Springs, AR	114	$3,117,465	$265,158	$3,493,023	$3,758,181	$1,618,580
Arkansas City Apartments Arkansas City, AR	16	493,238	22,416	504,920	527,336	194,050
Bluewater Apartments Port Huron, MI	116	1,514,976	130,163	4,054,868	4,185,031	2,266,660
Danbury Park Manor Superior Township, MI	151	1,531,135	183,752	5,365,889	5,549,641	2,771,497
Desoto Apartments Desoto, MO	42	595,705	50,000	1,223,647	1,273,647	849,607
Dexter Apartments Dexter, MO	50	749,858	50,000	1,522,910	1,572,910	1,071,206
Goodlette Arms Apartments Naples, FL	250	2,586,495	1,239,262	6,471,338	7,710,600	4,164,878
Henrico Arms Richmond, VA	232	2,440,067	206,980	4,094,623	4,301,603	3,678,812
Jasper County Prop. Heidelberg, MS	24	657,711	33,000	785,153	818,153	738,158
Newton Apartments Newton, MS	36	984,921	55,017	1,069,170	1,124,187	1,058,633
Oakview Apartments Monticello, AR	32	1,098,490	75,000	1,179,931	1,254,931	427,882
Pachuta Apartments Pachuta, MS	16	443,058	20,680	490,732	511,412	489,304
Rand Grove Village Palatine, IL	212	2,378,768	491,000	6,879,142	7,370,142	6,355,754
Shubuta Properties Shubuta, MS	16	442,712	23,179	555,601	578,780	516,451
South Glen Apartments Trenton, MI	159	2,480,378	298,089	5,426,752	5,724,841	4,826,970
Tradewinds East Apartments Essexville, MI	150	2,008,555	117,692	5,571,294	5,688,986	3,171,009
Bellair Manor Apartments Niles, OH	68	779,207	152,995	1,546,944	1,699,939	902,387
Birch Manor Apartments I Medina, OH	60	421,756	60,889	1,322,956	1,383,845	771,732
Birch Manor Apartments II Medina, OH	60	637,455	50,284	1,386,407	1,436,691	808,745
Clarkwood Apartments I Elyria, OH	72	468,224	68,841	1,532,128	1,600,969	893,741
Clarkwood Apartments II Elyria, OH	120	900,156	92,510	2,628,368	2,720,878	1,533,210
Hampshire House Apartments Warren, OH	150	2,661,719	101,163	3,945,365	4,046,528	2,301,463
Ivywood Apartments Columbus, OH	124	1,439,446	200,184	2,938,855	3,139,039	1,714,526
Nantucket Apartments Alliance, OH	60	524,841	34,676	1,303,765	1,338,441	760,602
Oak Hill Apartments Franklin, PA	120	1,682,957	75,834	3,089,355	3,165,189	1,802,213
Oakwood Park I Apartments Lorain, OH	50	145,137	63,123	854,198	917,321	498,165
Oakwood Park II Apartments Lorain, OH	78	312,319	102,202	1,378,989	1,481,191	804,405
Richards Park Apartments Elyria, OH	60	628,313	52,416	1,418,923	1,471,339	820,161
Warren Heights Apartments II Warren, OH	88	1,031,352	21,803	2,202,950	2,224,753	1,285,060
Yorkview Estates Massillon, OH	50	575,086	22,049	1,202,879	1,224,928	701,679
Additional basis of real estate due to capital contribution to investee limited partnership			238,728	4,110,491	4,349,219	2,778,069

TOTAL	2,763	$35,731,500	$4,599,085	$79,551,566	$84,150,651	$52,575,609

SCHEDULE III
(Continued)

REAL ESTATE ASSOCIATES LIMITED VII
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS INVESTMENTS
DECEMBER 31, 2001

NOTES:	1.	Each local limited partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

	2.	Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are from 25 to 40 years.

	3.	Investments in property and equipment:

		Buildings,
		Furnishings,
		And
	Land	Equipment	Total

Balance, January 1, 1999	$5,856,545	$98,604,406	$104,460,951
Net additions - 1999	38,287	1,097,917	1,136,204

Balance, December 31, 1999	5,894,832	99,702,323	105,597,155
Net additions - 2000	12,115	1,377,443	1,389,558

Balance, December 31, 2000	5,906,947	101,079,766	106,986,713
Net additions - 2001	—	444,609	444,609
Sale and foreclosures of properties	(1,307,862)	(21,972,809)	(23,280,671)

Balance, December 31, 2001	$4,599,085	$79,551,566	$84,150,651

SCHEDULE III
(Continued)

REAL ESTATE ASSOCIATES LIMITED VII
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL VII HAS INVESTMENTS
DECEMBER 31, 2001

Buildings,
Furnishings
And
Equipment

Accumulated Depreciation:
Balance, January 1, 1999	$61,388,610
Net additions, 1999	1,263,157

Balance, December 31, 1999	62,651,767
Net additions, 2000	3,198,384

Balance, December 31, 2000	65,850,151
Net additions, 2001	2,679,021
Sales and foreclosures of properties	(15,953,563)

Balance, December 31, 2001	$52,575,609

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited VII (the “Partnership”) has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the “Operating Partnership”) a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership’s affairs.

Charles H. Boxenbaum, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger’s seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

Bruce E. Nelson, 50, President, Chief Operating Officer and a director of NAPICO.

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

Alan I. Casden, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President’s Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

Brian H. Shuman, 39, Senior Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President — Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

Patricia W. Toy, 72, Senior Vice President — Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

Jeffrey H. Sussman, 35, Senior Vice President, General Counsel and Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the “Commission”), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission’s order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO’s ability to serve as the Partnership’s Managing General Partner.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

Real Estate Associates Limited VII has no officers, directors or employees. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to      .5 percent of the invested assets, including the Partnership’s allocable share of the mortgages related to the real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the local partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interest in the capital accounts of the respective partnerships. The management fee was approximately $500,000 for the years ended December 31, 2001, 2000 and 1999.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $44,076, $7,370 and $16,920 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

NAPICO is the general partner in 20 of the limited partnerships, in which the Partnership has investments. An affiliate of NAPICO received property management fees of 5 percent of the revenues from the Pebbleshire limited partnerships, in which NAPICO was the general partner, prior to its sale in 2001. The affiliate received property management fees of $17,668, $53,589 and $50,700 in 2001, 2000 and 1999, respectively.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners’ Deficiency for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

Financial Statement Schedules
Applicable to Real Estate Associates Limited VII, Real Estate Associates IV and the Limited Partnerships in which Real Estate Associates Limited VII and Real Estate Associates IV have investments.

Schedule — Investments in Limited Partnerships, December 31, 2001, 2000 and 1999.

Schedule III — Real Estate and Accumulated Depreciation, December 31, 2001, 2000 and 1999.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

Exhibits

(3)	Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-84816 which is incorporated herein by reference.

(10)	Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 and the forty-eight contracts representing the partnership investment in local limited partnership’s as previously filed at the Securities Exchange Commission, File #2-84816 which is hereby incorporated by reference.

Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.

REAL ESTATE ASSOCIATES LIMITED VII

By:	NATIONAL PARTNERSHIP INVESTMENTS CORP. General Partner

/s/ Charles H. Boxenbaum Charles H. Boxenbaum Chairman of the Board of Directors and Chief Executive Officer

/s/ Bruce E. Nelson Bruce E. Nelson Director and President

/s/ Alan I. Casden Alan I. Casden Director

/s/ Brian H. Shuman Brian H. Shuman Chief Financial Officer