Form 10QSB
period 2002-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2002-05-15
CIK 722648

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13810

REAL ESTATE ASSOCIATES LIMITED VII
(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-3290316 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [   ]

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

BALANCE SHEET

MARCH 31, 2002
(Unaudited)

ASSETS
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$—
CASH	521,887

TOTAL ASSETS	$521,887

LIABILITIES AND PARTNERS’ DEFICIENCY

LIABILITIES:
Notes payable (Note 3)	$11,374,501
Accrued interest payable (Note 3)	17,732,957
Accrued fees and expenses due general partner (Note 4)	649,307
Accounts payable and other liabilities	101,231
Due to affiliates (Note 4)	3,630

29,861,626

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS’ DEFICIENCY:
General partners	(616,528)
Limited partners	(28,723,211)

(29,339,739)

TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$521,887

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

REVENUE:
Interest income	$523	$1,310

OPERATING EXPENSES:
Interest (Note 3)	298,539	413,151
Management fees — general partner (Note 4)	119,499	125,045
General and administrative (Note 4)	26,677	21,672
Legal and accounting	110,893	27,469

	555,608	587,337

LOSS FROM OPERATIONS	(555,085)	(586,027)

GAIN ON SALES OF LIMITED PARTNERSHIP INTEREST (Note 2)	8,372,815	—

DISTRIBUTIONS FROM LIMITED PARTNERSHIP RECOGNIZED AS INCOME (Note 2)	—	—

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ADDITIONAL BASIS AND ACQUISITION COSTS (Note 2)	—	3,000

NET INCOME (LOSS)	$7,817,730	$(583,027)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$372	$(28)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENT OF PARTNERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		20,802

DEFICIENCY
January 1, 2002	$(694,705)	$(36,462,764)	$(37,157,469)

Net income for the three months ended March 31, 2002	78,177	7,739,553	7,817,730

DEFICIENCY
March 31, 2002	$(616,528)	$(28,723,211)	$(29,339,739)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$7,817,730	$(583,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale and foreclosure of limited partnership interests	(8,372,815)	—
Equity in income of limited partnerships and amortization of additional basis and acquisition costs	—	(3,000)
(Decrease) increase in accrued interest payable	(3,453,010)	375,651
Decrease in notes payable	(2,240,000)	—
(Decrease) increase in accrued fees and expenses due general partner	(3,560,482)	136,064
Increase (decrease) in accounts payable	36,757	(5,676)

Net cash used in operating activities	(9,771,820)	(79,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of limited partnership interests	10,065,931	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	294,111	(79,988)
CASH, beginning of period	227,776	205,538

CASH, end of period	$521,887	$125,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,751,549	$37,500

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 2001 prepared by Real Estate Associates Limited VII (the “Partnership.”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 2002, and the results of operations and changes in cash flows for the three months then ended.

The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 20,802 for the periods presented.

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

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2002, the Partnership holds limited partnership interests in 16 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV (“REA IV”), which in turn, holds limited partner interest in 13 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 29 limited partnerships which own residential low income rental projects consisting of 2,513 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the limited partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $12,161,000 as of March 31, 2002.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

The Partnership has no carrying value in investments in limited partnerships as of March 31, 2002.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues:
Rental and other	$3,955,000	$5,019,000

Expenses:
Depreciation	804,000	800,000
Interest	272,000	486,000
Operating	3,228,000	3,887,000

	4,304,000	5,173,000

Net loss	$(349,000)	$(154,000)

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

In February 2002, the Partnership sold its interests in the Goodlette Arms limited partnership and realized a gain of $8,372,816. The gain is equal to the net proceeds received because the Partnership had no investment related to this limited partnership.

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

NOTE 3 — NOTES PAYABLE

Certain of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2002 and December 31, 2001, the Partnership is obligated on non-recourse notes payable of $11,374,501, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. These obligations and related interest are collateralized by the Partnership’s investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 3 — NOTES PAYABLE (Continued)

is due at maturity of the notes. All notes and related accrued interest payable, aggregating $29,107,458 as of March 31, 2002, became payable prior to March 31, 2002.

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

NOTE 4 — ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $120,000 and $125,000 for the three months ended March 31, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for the three months ended March 31, 2002 and 2001, and is included in administrative expenses.

As of March 31, 2002, the fees and expenses due the managing general partner exceeded the Partnership’s cash. The managing general partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 — CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 5 — CONTINGENCIES (Continued)

sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The managing general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

MARCH 31, 2002

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

Results of Operations

Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the managing general partner.

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

Except for certificates of deposit and money market funds, the Partnership’s investments are entirely interests in other limited and general partnerships owning government assisted projects. Available cash is invested in money market funds and certificates of deposit which provide interest income as reflected in the statement of operations. These temporary investments can be easily converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

MARCH 31, 2002

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

MARCH 31, 2002

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,524,730 as of March 31, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff’s security interest in the Partnership’s interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

The Partnership’s managing general partner is involved in various lawsuits. None of these are related to REAL VII.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

REAL ESTATE ASSOCIATES LIMITED VII
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII (a California limited partnership)

By:	National Partnership Investments Corp., General Partner

By:	/s/ Peter Kompaniez Peter Kompaniez President

Date:	May 15, 2002

By:	/s/ Brian H. Shuman Brian H. Shuman Chief Financial Officer

Date:	May 15, 2002