Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2002-08-19
CIK 722648

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

              For the transition period from __________ to __________

                        Commission file number 0-13810


                      REAL ESTATE ASSOCIATES LIMITED VII
                      (A California Limited Partnership)


         California                                             95-3290316
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)


                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)

                        9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California  90211
                  (Address of former principal executive offices)



                      REAL ESTATE ASSOCIATES LIMITED VII
                      (a California limited partnership)

                             INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002




PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Balance Sheet,
             June 30, 2002 ..................................................1

         Statements of Operations,
              Three and Six Months Ended June 30, 2002 and 2001 .............2

         Statement of Partners' Deficiency,
              Six Months Ended June 30, 2002 ................................3

         Statements of Cash Flows,
              Six Months Ended June 30, 2002 and 2001 .......................4

         Notes to Financial Statements ......................................5

    Item 2.  Management's Discussion and Analysis or Plan
              of Operation .................................................11


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................13

    Item 6.  Exhibits and Reports on Form 8-K...............................14

    Signatures..............................................................15

    Exhibit  ...............................................................16



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII
                         (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                        ASSETS

Investments in limited partnerships (Note 2)                                $        --
Cash and cash equivalents                                                       350,020
Due from affiliates                                                              59,400
Advances due from limited partnerships                                           57,687

            Total assets                                                    $   467,107

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable (Note 3)                                                   $11,144,501
   Accrued interest payable (Note 3)                                         17,724,588
   Accrued fees due to partners (Note 4)                                        779,825
   Accounts payable and accrued expenses                                         38,420
   Due to affiliates (Note 4)                                                     3,630
                                                                             29,690,964
Contingencies (Note 5)

Partners' deficiency:
   General partners                                       $   (615,369)
   Limited partners                                       (28,608,488)      (29,223,857)

        Total liabilities and partners' deficiency                          $   467,107

     The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED VII
                         (a California limited partnership)

                            STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

   Interest income                          $       597   $     3,290   $     1,120    $     6,702

   Operating Expenses:
     Interest (Note 3)                          265,280       413,151       563,819        826,302
     Management fees - partners (Note 4)        119,499       125,886       238,998        250,931
     General and administrative (Note 4)          9,286         8,661        35,963         36,670
     Legal and accounting                        79,993        26,476       190,886         53,945
          Total operating expenses              474,058       574,174     1,029,666      1,167,848

   Loss from Partnership operations                                      (1,028,546)
                                            (473,461)     (570,884)                    (1,161,146)
   Gain on sale of limited partnership
     interest (Note 2)                           59,308     2,184,373     8,432,123      2,184,373
   Gain on foreclosure of limited
     partnership interest (Note 2 and 3)        503,649            --       503,649             --
   Distributions from limited
   partnerships
     recognized as income (Note 2)               26,386       105,653        26,386        105,653
   Equity in income of limited
   partnerships
     and amortization of acquisition
   costs
     (Note 2)                                        --        41,428            --          7,723

   Net income                               $   115,882    $1,760,570   $ 7,933,612    $ 1,136,603

   Net income allocated to general
     partners (1%)                          $     1,159   $    17,606   $    79,336    $    11,366
   Net income allocated to limited
     partners (99%)                             114,723     1,742,964     7,854,276      1,125,237

                                            $   115,882    $1,760,570   $ 7,933,612    $ 1,136,603
   Net income per limited
     partnership interest                   $         6    $       84   $       376    $        54

     The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED VII
                         (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY

                       FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       20,802

Partners' deficiency,
  January 1, 2002                     $ (694,705)     $(36,462,764)    $(37,157,469)

Net income for the six months
  ended June 30, 2002                     79,336          7,854,276       7,933,612

Partners' deficiency,
  June 30, 2002                       $ (615,369)     $(28,608,488)    $(29,223,857)

     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                         (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 7,933,612     $ 1,136,603
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                 (8,432,123)     (2,184,373)
     Gain on foreclosure of limited partnership interests            (503,649)             --
     Equity in income of limited partnerships and
      amortization of acquisition costs                                    --          (7,723)
     Increase (decrease) in:
      Accrued interest payable                                     (3,187,730)        788,807
      Accounts payable and accrued expenses                           (26,054)        (42,284)
      Accrued fees due to partners                                 (3,429,964)     (1,230,704)
         Net cash used in operating activities                     (7,645,908)     (1,539,674)

Cash flows from investing activities:
  Advance to limited partnership                                      (57,687)             --
  Capital contributions                                                    --            (425)
  Proceeds from sale of limited partnership interests              10,065,839       2,184,373
         Net cash provided by investing activities                 10,008,152       2,183,948

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                         (2,240,000)             --
         Net cash used in financing activities                     (2,240,000)             --

NET INCREASE IN CASH AND CASH EQUIVALENTS                             122,244         644,274
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        227,776         205,538

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 350,020       $ 849,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $ 3,751,549       $ 37,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Due from affiliate                                                $ 59,400          $ --

     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED VII
                         (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 2001 prepared by Real Estate Associates Limited VII (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 2002, and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"). Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit with one money market fund which is uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in 15 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interest in 13 additional limited partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REAL VII, in 28 limited partnerships which own residential low income rental projects consisting of 2,380 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in limited partnerships as of June 30, 2002.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has invested:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 3,372,000     $ 5,019,000     $ 7,327,000     $10,038,000

Expenses
  Depreciation                687,000         800,000       1,491,000       1,600,000
  Interest                    271,000         486,000         543,000         972,000
  Operating                 2,699,000       3,887,000       5,927,000       7,774,000

                            3,657,000       5,173,000       7,961,000      10,346,000

Net loss                   $ (285,000)    $ (154,000)      $ (634,000)     $ (308,000)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of $503,649 on this foreclosure of limited partnership interest during the three and six months ended June 30, 2002.

In February 2002, the Partnership sold its interests in the Goodlette Arms limited partnership and realized a gain of $8,432,123 for the six months ended June 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this limited partnership.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,372 for the six months ended June 30, 2001. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this limited partnership.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - NOTES PAYABLE

Fourteen of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2002, the Partnership is obligated on non-recourse notes payable of $11,374,501, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes. All notes and related accrued interest payable, aggregating $29,372,738 as of June 30, 2002, became payable prior to June 30, 2002.

Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

In connection with the sale of the partnership interest in Goodlette Arms in February 2002 (see Note 2), the Partnership paid off notes and related accrued interest payable, related to this investment, aggregating approximately $5,992,000.

In connection with the foreclosure of the partnership interest in DeSoto Apartments in June 2002 (see Note 2), the Partnership wrote off notes and related accrued interest payable, related to this investment, aggregating approximately $504,000.

Management is in the process of attempting to negotiate extensions of the maturity dates on the other past due notes payable.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $239,000 and $251,000 for the six months ended June 30, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $22,000 and $18,000 for the six months ended June 30, 2002 and 2001, respectively, and are included in administrative expenses.

As of June 30, 2002, the fees and expenses due the managing general partner exceed the Partnership's cash. The managing general partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Secondly, the holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,524,730 as of June 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Hennco limited partnership. The Partnership has no investment balance related to this limited partnership.

The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the general partner due to their related party nature The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Note 7 - Subsequent Event

In July 2002 the Partnership made an additional advance of $57,062 to one of its investee limited partnerships, DPM Associates which owns Danbury Park Manor. Such advance in addition to the one made during the second quarter of 2002 for $57,687 was made in order for DPM Associates to make extension payments on its unpaid loan balance, which had matured. DPM Associates is pursuing alternatives to pay the matured notes. During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates for $518,218. In order to facilitate this purchase, the Managing General Partner has loaned the Partnership the $518,218. The investee limited partnership anticipates that its investment property will be sold during September 2002 at which time the Partnership is expected to receive full payment of its advances and repayment of the notes it purchased in August 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on the temporary investment of funds not required for investment in local partnerships.

An annual management fee is payable to the Managing General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Managing General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $238,998 and $250,931 for the six months ended June 30, 2002 and 2001, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $190,886 and $53,945 for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses were $35,963 and $36,670 for the periods ended June 30, 2002 and 2001, respectively.

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

Except for money market funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Available cash is invested in money market funds which provide interest income as reflected in the statements of operations. These temporary investments can be easily converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable and accrued interest of $11,374,501 and $17,998,237, respectively, at June 30, 2002 which bear interest at 9.5 percent to 10 percent per annum and became payable prior to June 30, 2002. These obligations are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Interest expense was $563,819 and $826,302 for the six months ended June 30, 2002 and 2001, respectively. Approximately $5,992,000 of notes and related accrued interest was paid during the six months ended June 30, 2002 from proceeds received in relation to the sale of interest in Goodlette Arms as discussed below.

Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

Management is in the process of attempting to negotiate extensions of the maturity dates on the past due notes payable.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of $503,649 on this foreclosure of limited partnership interest during the three and six months ended June 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of $8,432,123 for the six months ended June 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no investment related to this limited partnership.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373 for the six months ended June 310, 2001. The gain is equal to the net proceeds received by the Partnership as the Partnership had no investment related to this limited partnership.

In July 2002 the Partnership made an additional advance of $57,062 to one of its investee limited partnerships, DPM Associates which owns Danbury Park Manor. Such advance in addition to the one made during the second quarter of 2002 for $57,687 was made in order for DPM Associates to make extension payments on its unpaid loan balance, which had matured. DPM Associates is pursuing alternatives to pay the matured notes. During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates for $518,218. In order to facilitate this purchase, the Managing General Partner has loaned the Partnership the $518,218. The investee limited partnership anticipates that its investment property will be sold during September 2002 at which time the Partnership is expected to receive full payment of its advances and repayment of the notes it purchased in August 2002.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Secondly, the holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,524,730 as of June 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Hennco limited partnership. The Partnership has no investment balance related to this limited partnership.

The Partnership's Managing General Partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

            Exhibit 99  Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer.

   (b)      Reports on Form 8-K filed during the quarter ended June 30, 2002:

            None.

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


                             REAL ESTATE ASSOCIATES LIMITED VII
                             (a California limited partnership)


                             By:  National Partnership Investments Corp.,
                                  General Partner


                           By:   /s/Charles H. Boxenbaum
                                  Charles H. Boxenbaum
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer


                             By: /s/Brian H. Shuman
                                 Brian H. Shuman
                                  Chief Financial Officer


                              Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/  Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.