Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2002-11-19
CIK 722648

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002


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


* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                      REAL ESTATE ASSOCIATES LIMITED VII
                      (a California limited partnership)

                             INDEX TO FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Balance Sheet,
             September 30, 2002 .............................................1

         Statements of Operations,
              Three and Nine months Ended September 30, 2002 and 2001 .......2

         Statement of Partners' Deficiency,
              Nine months Ended September 30, 2002 ..........................3

         Statements of Cash Flows,
              Nine months Ended September 30, 2002 and 2001 .................4

         Notes to Financial Statements ......................................5

    Item 2.  Management's Discussion and Analysis or Plan
              of Operation .................................................12

    Item 3   Controls and Procedures........................................15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................16

    Item 6.  Exhibits and Reports on Form 8-K...............................17

    Signatures..............................................................18

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                        ASSETS

Investments in limited partnerships (Note 3)                                $        --
Cash and cash equivalents                                                            --
Due from affiliates                                                              59,400
Advances due from limited partnerships                                          900,031

            Total assets                                                    $   959,431

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable (Notes 1 and 4)                                            $10,824,501
   Accrued interest payable (Notes 1 and 4)                                  17,557,380
   Accrued fees due to partners (Note 5)                                        910,082
   Accounts payable and accrued expenses                                         53,003
   Due to affiliates (Note 5)                                                   566,352
                                                                             29,911,318
Contingencies (Note 6)

Partners' deficiency:
   General partners                                       $   (612,649)
   Limited partners                                       (28,339,238)      (28,951,887)

        Total liabilities and partners' deficiency                          $   959,431

         The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

   interest income                          $        --   $     5,025   $     1,120    $    11,732

   operating Expenses:
     Interest (Notes 4 and 5)                   267,353       378,318       831,172      1,204,620
     Management fee - partners (Note 5)         119,499       124,986       358,497        375,917
     General and administrative (Note 5)         49,860        26,634        85,823         63,304
     Legal and accounting                        34,830        43,464       225,716         97,409
          Total operating expenses              471,542       573,402     1,501,208      1,741,250

   Loss from Partnership operations                                      (1,500,088)
                                            (471,542)     (568,377)                    (1,729,518)
   Gain on sale and transfer of limited
     partnership interests (Note 3)                  --     5,308,239     8,432,123      7,492,612
   Gain on extinguishment of debt
     (Notes 3 and 4)                            743,512            --     1,247,161             --
   Distributions from limited
   partnerships
     recognized as income (Note 3)                   --            --        26,386        105,655
   Equity in (losses) income of limited
     partnerships and amortization of
     acquisition costs (Note 3)                      --                          --          4,914
                                                          (2,809)

   Net income                               $   271,970    $4,737,053   $ 8,205,582    $ 5,873,663

   Net income allocated to general
     partners (1%)                          $     2,720   $    47,371   $    82,056    $    58,737
   Net income allocated to limited
     partners (99%)                             269,250     4,689,682     8,123,526      5,814,926

                                            $   271,970    $4,737,053   $ 8,205,582    $ 5,873,663
   Net income per limited
     partnership interest                   $        13    $      228   $       391    $       282


         The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 1)                              20,802

Partners' deficiency,
  January 1, 2002                     $ (694,705)     $(36,462,764)    $(37,157,469)

Net income for the nine months
  ended September 30, 2002                82,056          8,123,526       8,205,582

Partners' deficiency,
  September 30, 2002                  $ (612,649)     $(28,339,238)    $(28,951,887)

         The accompanying notes are an integral part of these financial statements.






                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 8,205,582     $ 5,873,663
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                 (8,432,123)     (7,492,612)
     Gain on extinguishment of debt                                (1,247,161)             --
     Equity in income of limited partnerships and
      amortization of acquisition costs                                    --          (4,914)
     (Decrease) increase in:
      Accrued interest payable                                     (2,931,426)      1,167,119
      Accounts payable and accrued expenses                           (11,471)        (29,045)
      Due to affiliates                                                 4,504              --
      Accrued fees due to partners                                 (3,299,707)     (1,091,026)
         Net cash used in operating activities                     (7,711,802)     (1,576,815)

Cash flows from investing activities:
  Advances to limited partnerships                                   (900,031)       (102,709)
  Proceeds from sales of limited partnership interests             10,065,839       2,184,373
         Net cash provided by investing activities                  9,165,808       2,081,664

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from affiliate                                              558,218              --
  Payment on notes payable                                         (2,240,000)             --
         Net cash used in financing activities                     (1,681,782)             --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (227,776)        504,849
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        227,776         205,538

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ --         $ 710,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $ 3,758,094     $ 3,302,989

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Due from affiliate                                                $ 59,400          $ --

         The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partner's deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Fourteen of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,824,501 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. The notes matured in December 1999. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating $28,381,881 as of September 30, 2002, became payable prior to September 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2001 prepared by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 2002, and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II").

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the unaudited combined estimated statements of operations information in footnote 3 below have been restated as of January 1, 2001 to exclude the operations of Goodlette Arms due to its sale of interest and Desoto Apartments and Dexter Apartments due to their foreclosure.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in 15 limited partnerships ("Local Limited Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 12 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 27 Local Limited Partnerships which own residential low income rental projects consisting of 2,421 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 98 percent and 99 percent of the profits and losses in the Local Limited Partnerships it has invested in directly. The Partnership is also entitled to 99 percent of the profits and losses of REA IV. REA IV holds a 99 percent interest in each of the Local Limited Partnerships in which it has invested.

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the Local Limited Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2002.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has investments:

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
                                          (Restated)                       (Restated)
Revenues
  Rental and other        $ 3,556,000     $ 4,620,000     $10,537,000     $13,860,000
Expenses
  Depreciation                720,000         716,000       1,811,000       2,148,000
  Interest                    247,000         461,000         771,000       1,383,000
  Operating                 2,900,000       3,559,000       8,537,000      10,677,000
                            3,867,000       4,736,000      11,119,000      14,208,000
Net loss                   $ (311,000)    $ (116,000)      $ (582,000)     $ (348,000)

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. The Partnership had no remaining investment balance related to this Local Limited Partnership.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. The Partnership had no remaining investment balance related to this Local Limited Partnership.

In February 2002, the Partnership sold its interests in the Goodlette Arms limited partnership and realized a gain of $8,432,123 for the nine months ended September 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373 for the nine months ended September 30, 2001. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of $5,308,239, for the nine months ended September 30, 2001.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of $1,703,198. Net proceeds of $1,693,116 were collected on January 10, 2002.

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

NOTE 4 - NOTES PAYABLE

In connection with the sale of the partnership interest in Goodlette Arms in February 2002 (see Note 3), the Partnership paid off non-recourse notes and related accrued interest payable, related to this investment, aggregating approximately $5,992,000, as the debt was extinguished pursuant to the foreclosure.

In connection with the foreclosure of the partnership interest in DeSoto Apartments in June 2002 (see Note 3), the Partnership wrote off non-recourse notes and related accrued interest payable, related to this investment, aggregating $503,649, as the debt was extinguished pursuant to the foreclosure.

In  connection  with the  foreclosure  of the  partnership  interest  in  Dexter
Apartments in September 2002 (see Note 3), the Partnership wrote off non-recourse notes and related accrued interest payable, related to this investment, aggregating $743,512, as the debt was extinguished pursuant to the foreclosure.

NOTE 5 - ACCRUED FEES AND EXPENSES DUE CORPORATE GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the invested assets of the partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $358,497 and $375,917 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $33,000 for both the nine months ended September 30, 2002 and 2001 and are included in general and administrative expenses.

As of September 30, 2002, the fees and expenses due the Corporate General Partner exceed the Partnership's cash. The Corporate General Partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

During the nine months ended September 30, 2002, the Corporate General Partner advanced $558,218 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships (see "Note 7"). Interest is charged at the prime rate plus 2% (6.75% at September 30, 2002).

Interest expense on these advances was $4,504 for both the three and nine months ended September 30, 2002. These advances and associated accrued interest are included in due to affiliates on the accompanying balance sheet. They were repaid to the Corporate General Partner in October 2002 (see "Note 8").

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Secondly, the holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,608,480 as of September 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

The Corporate General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in Local Limited Partnerships and are payable only out of cash distributions from the respective Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the Corporate General Partner due to their related party nature The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Note 8 - Subsequent Event

During August 2002, the Partnership purchased from the holder the matured notes owed by one of the Local Limited Partnerships, DPM Associates, which owns Danbury Park Manor, for $518,218. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership $518,218. In October 2002, the Local Limited Partnerships sold its investment property. The Partnership received proceeds of $1,362,389 in October 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership also repaid the loan and related accrued interest to the Corporate General Partner.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

The accompanying unaudited financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partner's deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Fourteen of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,824,501 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. The notes matured in December 1999. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating $28,381,881 as of September 30, 2002, became payable prior to September 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

Partnership revenues consist primarily of interest income earned on the temporary investment of funds not required for investment in Local Limited Partnerships.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the Managing General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were $358,497 and $375,917 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were $225,716 and $97,409 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $85,823 and $63,304 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the limited partnership account is reduced to zero are not recognized.

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for money market funds, the Partnership's investments are entirely interests in other limited and general partnerships owning government assisted projects. Available cash is invested in money market funds which provide interest income as reflected in the statements of operations. These temporary investments can be readily converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership is obligated on non-recourse notes payable and accrued interest of $10,824,501 and $17,557,380, respectively, at September 30, 2002. The non-recourse notes payable bear interest at 9.5 percent to 10 percent per annum and became payable prior to September 30, 2002. These obligations are collateralized by the Partnership's investments in certain Local Limited Partnerships and are payable only out of cash distributions from the certain Local Limited Partnerships, as defined in the notes. Interest expense was $831,172 and $1,204,620 for the nine months ended September 30, 2002 and 2001, respectively. Approximately $5,992,000 of notes and related accrued interest was paid during the nine months ended September 30, 2002 from proceeds received in relation to the sale of interest in Goodlette Arms as discussed below.

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

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of $743,512 on this extinguishment of debt during the three and nine months ended September 30, 2002.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of $503,649 on this extinguishment of debt during the nine months ended September 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of $8,432,123 for the nine months ended September 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of $2,184,373 for the nine months ended September 30, 2001. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of $5,308,239, for the nine months ended September 30, 2001.

During August 2002, the Partnership purchased from the holder the matured notes owed by one of the Local Limited Partnerships, DPM Associates, which owns Danbury Park Manor, for $518,218. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership $518,218. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of $1,362,389 in October 2002 in full payment of its advances and repayment of the notes it purchased in August 2002.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                                 PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Secondly, the holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,608,480 as of September 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

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

   (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                        Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deliotte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)


                             By:  National Partnership Investments Corp.,
                            Corporate General Partner


                             By:  /s/David R. Robertson
                                  David R. Robertson
                                  President and Chief Executive Officer


                             By:  /s/Brian H. Shuman
                                  Brian H. Shuman
                               Senior Vice President and Chief Financial Officer


                             Date: November 19, 2002