Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2003-03-05
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


                                Explanatory Note


This document amends the Form 10-QSB for the quarter ended September 30, 2002 to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

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

    Item 2.  Management's Discussion and Analysis or Plan
              of Operation .................................................13

    Item 3   Controls and Procedures........................................16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................17

    Item 5.  Other Information..............................................18

    Item 6.  Exhibits and Reports on Form 8-K...............................19

    Signatures..............................................................20

    Certifications..........................................................21

    Exhibit.................................................................23


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                        ASSETS

Investments in limited partnerships (Note 3)                                $        --
Due from affiliates                                                              59,400
Advances due from limited partnerships                                          900,031

            Total assets                                                    $   959,431

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                $10,824,501
   Accrued interest payable, in default
     (Notes 1 and 4)                                                         17,557,380
   Accrued fees due to affiliates (Note 5)                                      910,082
   Accounts payable and accrued expenses                                         53,003
   Due to affiliates (Note 5)                                                   566,352
                                                                             29,911,318
Contingencies (Note 6)

Partners' deficiency:
   General partners                                       $   (612,649)
   Limited partners                                        (28,339,238)     (28,951,887)

        Total liabilities and partners' deficiency                          $   959,431

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 2002, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized by the straight line method over the estimated lines of the underlying assets, which is generally 30 years.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the unaudited combined estimated statements of operations information in Note 3 below have been restated as of January 1, 2001 to exclude the operations of Goodlette Arms due to its sale of interest and Desoto Apartments and Dexter Apartments due to their foreclosure.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA IV. REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2002.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has investments:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
                                          (Restated)                       (Restated)
Revenues
  Rental and other        $ 3,510,000     $ 3,556,000     $10,530,000     $10,537,000
Expenses
  Depreciation                604,000         720,000       1,813,000       1,811,000
  Interest                    248,000         247,000         743,000         771,000
  Operating                 2,867,000       2,900,000       8,600,000       8,537,000
                            3,719,000       3,867,000      11,156,000      11,119,000
Net loss                   $ (209,000)    $ (311,000)      $ (626,000)     $ (582,000)

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

Subsequent to September 30, 2002, the Partnership reached a tentative settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. Settlement documents are being drafted and the Partnership expects to receive a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

Subsequent to September  30, 2002,  the  Partnership  received  partial  summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

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

During the nine months ended September 30, 2002, the Corporate General Partner advanced $558,218 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships (see "Note 8"). Interest is charged at the prime rate plus 2% (6.75% at September 30, 2002).

Interest expense on these advances was $4,504 for both the three and nine months ended September 30, 2002. These advances and associated accrued interest are included in due to affiliates on the accompanying balance sheet. They were repaid to the Corporate General Partner in October 2002 (see "Note 8").

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,608,480 as of September 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

Subsequent to September 30, 2002, the Partnership reached a tentative settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. Settlement documents are being drafted and the Partnership expects to receive a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

Subsequent to September  30, 2002,  the  Partnership  received  partial  summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

The Corporate General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in Local Limited Partnerships and are payable only out of cash distributions from the respective Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to the Corporate General Partner due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Note 8 - Subsequent Event

During August 2002, the Partnership purchased from the holder the matured notes, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, owed by one of the Local Limited Partnerships, DPM Associates, which owns Danbury Park Manor, for $518,218. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership $518,218. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of $1,362,389 in October 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership also repaid the loan and related accrued interest to the Corporate General Partner.

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

The accompanying unaudited financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

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

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were $225,716 and $97,409 for the nine months ended September 30, 2002 and 2001, respectively. The increase in legal fees during 2002 is related to the cases discussed in Note 6 to the financials. General and administrative expenses were $85,823 and $63,304 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2001, the Partnership recognized equity in income of $4,914 from Local Limited Partnerships. The Partnership did not recognize equity in income from Local Limited Partnerships for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 and 2001, the Partnership received $26,386 and $105,655, respectively, in distributions from Local Limited Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Limited Partnerships has been reduced to zero.

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

During August 2002, the Partnership purchased from the holder the matured notes owed by one of the Local Limited Partnerships, DPM Associates, which owns Danbury, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, Park Manor, for $518,218. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership $518,218. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of $1,362,389 in October 2002 in full payment of its advances and repayment of the notes it purchased in August 2002.

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

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,608,480 as of September 30, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership.

Subsequent to September 30, 2002, the Partnership reached a tentative settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. Settlement documents are being drafted and the Partnership expects to receive a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

Subsequent to September  30, 2002,  the  Partnership  received  partial  summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2002.

The Corporate General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 5. OTHER INFORMATION

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VII (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The General Partners are reviewing the preliminary Consent Solicitation Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

            Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer

   (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                        Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.


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


                             REAL ESTATE ASSOCIATES LIMITED VII
                             (a California limited partnership)


                             By:  National Partnership Investments Corp.,
                                  Corporate General Partner


                             By:  /s/David R. Robertson
                                  David R. Robertson
                                  President and Chief Executive Officer


                             By:  /s/Brian H. Shuman
                                  Brian H. Shuman
                                  Senior Vice  President  and Chief  Financial
                                  Officer


                               Date: March 5, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited VII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive  Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive  officer
                                    of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited VII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief  Financial
                                    Officer    of     National     Partnership
                                    Investments   Corp.,   equivalent  of  the
                                    chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 5, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 5, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.