Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2003-04-18
CIK 722648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the transition period _________to _________

                         Commission file number 0-13810

                       REAL ESTATE ASSOCIATES LIMITED VII
                 (Name of small business issuer in its charter)

         California                                            95-3290316
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

               Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                      11,442 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $4,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2002. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

                                     PART I

ITEM 1.  Description of Business

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

The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2033) from the date of the formation of the Partnership or the occurrence of various other events as specified in the Partnership agreement. The principal business of the Partnership is to invest, directly or indirectly, in other limited partnerships which own or lease and operate Federal, state and local government-assisted housing projects.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum as the general partner and two unrelated individuals as limited partners. The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

The Partnership holds limited partnership interests in 14 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2002. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 12 additional Local Limited Partnerships as of December 31, 2002, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 26 Local Limited Partnerships as of December 31, 2002. The other general partner of REA IV is NAPICO. During 2002, the Partnership sold its interest in two Local
Limited Partnerships and the lenders foreclosed on two Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

The partnerships in which Real VII has invested are principally existing Local Limited Partnerships. The Partnership became the limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local
Limited Partnership's general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed Local Limited Partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment. The local general partner of the Local Limited Partnership retains the responsibility of maintaining, operating and managing the property owned by the Local Limited Partnership. Under certain circumstances of default, the Partnership has the right to replace the local general partner of the Local Limited Partnerships, but otherwise does not have control of sale, refinancing, etc.

Although each of the partnerships in which Real VII has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnership's properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2002, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL VII HAS AN INVESTMENT
                                 DECEMBER 31, 2002


                                                          Units
                                                        Authorized
                                                        for Rental
                                                        Assistance
                                           Financed,      Under             Occupancy
                                            Insured      or Other           Percentage
                                                           Rent
                                              and       Supplement    for the Years Ended
                               Number of  Subsidized     Program          December 31,
Property Name and Location       Units       Under      Section 8      2002       2001
                                                           (B)

Aristocrat Manor
Hot Springs, AR                    101        (B)          101         91%           82%

Arkansas City Apts.
Arkansas City, AR                  16         (C)           12         78%           88%

Bellair Manor Apts.
Niles, OH                          68         (A)            7         98%           100%

Birch Manor Apts. I
Medina, OH                         60         (A)           12         96%           93%

Birch Manor Apts. II
Medina, OH                         60         (A)            6         94%           95%

Bluewater Apts.
Port Huron, MI                     116        (E)           --         92%           93%

Clarkwood Apts. I
Elyria, OH                         72         (A)           34         97%           96%

Clarkwood Apts. II
Elyria, OH                         120        (A)           51         96%           94%

Hampshire House
Warren, OH                         150        (A)          150         95%           97%

Henrico Arms
Richmond, VA                       232        (D)          232         98%           98%

Ivywood Apts.
Columbus, OH                      124         (A)          124         97%          98%


              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                  IN WHICH REAL VII HAS AN INVESTMENT (Continued)
                                 DECEMBER 31, 2002

                                                          Units
                                                        Authorized
                                                        for Rental
                                                        Assistance
                                           Financed,      Under             Occupancy
                                            Insured      or Other           Percentage
                                                           Rent
                                              and       Supplement    for the Years Ended
                               Number of  Subsidized     Program          December 31,
Property Name and Location       Units       Under      Section 8      2002       2001
                                                           (B)

Jasper County Prop.
Heidelberg, MS                     24         (C)            24        88%           71%

Nantucket Apts.
Alliance, OH                       60         (A)            59        96%           98%

Newton Apts.
Newton, MS                         36         (C)            --        81%           78%

Oak Hill Apts.
Franklin, PA                       120        (A)            82        98%           96%

Oakview Apts.
Monticello, AR                      32        (C)             7        76%           88%

Oakwood Park I Apts.
Lorain, OH                          50        (D)            50        95%           98%

Oakwood Park II Apts.
Lorain, OH                          78        (D)            --        96%           94%

Pachuta Apts.
Pachuta, MS                          16       (C)            16        92%           94%

Rand Grove Village
Palatine, IL                       212        (A)           212        96%           92%

Richards Park Apts.
Elyria, OH                          60        (A)            24        97%           95%

Shubuta Properties
Shubuta, MS                         16        (C)            16        100%          100%

South Glen Apts.
Trenton, MI                        159        (E)            14        98%            96%

Tradewinds East
Essexville, MI                     150        (E)            30        92%            95%

Warren Heights Apts. I
Warren, OH                          88        (A)            88        95%            99%

Yorkview Estates
Massillon, OH                       50        (A)            50        98%            98%
TOTALS                            2,270                   1,401

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.
(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.
(C) The  mortgage is insured by USDA,  Rural  Development.
(D) The mortgage is insured by FHA, under the provisions of section 221(d)(3) of the National Housing Act.
(E) The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2002.


                              Real VII      Original Cost              Notes Payable
                             Percentage     of Ownership  Mortgage    and Accrued
       Partnership            Interest        Interest     Notes       Interest
                                                        (in thousands)
Aristocrat Manor                  99%           $ 710     $ 3,090       $    --
Arkansas City Apts.               99%              95         491            --
Bellair Manor Apts.            98.99%             305         743            --
Birch Manor Apts. I            99.55%             250         374         1,023
Birch Manor Apts. II           99.56%             258         607           921
Bluewater Apts.                   99%             650       1,445            --
Clarkwood Apts. I              98.99%             289         416         1,356
Clarkwood Apts. II             99.57%             495         821         2,099
Hampshire House                98.99%             690       2,582            --
Henrico Arms                      98%           1,050       2,316            --
Ivywood Apts.                  98.99%             550       1,378            --
Jasper County Prop.               99%             128         653            --
Nantucket Apts.                98.99%             225         493            --
Newton Apts.                      99%             185         981            --
Oak Hill Apts.                 98.99%             565       1,622            --
Oakview Apts.                     99%             214       1,095            --
Oakwood Park I Apts.           98.79%             160         145         1,032
Oakwood Park II Apts.          99.99%             260         278         1,535
Pachuta Apts.                     99%              85         441            --
Rand Grove Village                98%           1,150       2,265            --
Richards Park Apts.             98.99%            275         598            --
Shubuta Properties                99%              86         439            --
South Glen Apts. (1)              99%             935       2,388            --
Tradewinds East                   99%             850       1,922            --
Warren Heights Apts. I         98.99%             375         985            --
Yorkview Estates               98.99%             220         550            --
                                              $11,055     $29,118       $ 7,966


(1) The local limited partnership sold its investment property subsequent to the year ended December 31, 2002.

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

ITEM 2.  Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.   Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,713,000 as of December 31, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership. The property is under contract for sale to a third party, with a closing date of June 30, 2003. A settlement agreement is being drafted to allow for time to close the sale.

Subsequent to December 31, 2002, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable and related accrued interest related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

Subsequent to December 31, 2002, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

The Corporate General Partner of the Partnership is a plaintiff in various other lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

ITEM  5.  Market  For  The  Registrant's   Partnership   Interests  And  Related
Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2002, there were 2,992 registered holders of units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

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

ITEM 6.   Management's Discussion And Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Capital Resources and Liquidity

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

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999 and January 2002.

Fourteen of the Partnership's twenty-six investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $10,825,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2002 is approximately $17,826,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling $28,651,000. In connection with one of the notes payable, management is presently in negotiations with the general partner and an unrelated third party for the sale of the property securing the note. The estimated selling price is approximately $8,500,000. If this transaction occurs, the Partnership would receive sufficient proceeds to repay the mortgage loan associated with the property of approximately $2,265,000. However, there can be no assurance that this transaction will close. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the limited partnerships to foreclosure. In addition, the Partnership may seek additional operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At December 31, 2002, the Partnership had investments in 26 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

The total income (loss) from the Local Limited Partnerships that was allocated to the Partnership was approximately $158,000 and ($711,000) for the years ended December 31, 2002 and 2001, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of Local Limited Partnerships of approximately $313,000 for the year ended December 31, 2001. There was no recognition of equity in losses from the Local Limited Partnerships for the year ended December 31, 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002.

Distributions from the local limited partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $41,000 and $118,000 for the years ended December 31, 2002 and 2001, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $743,000 on this extinguishment of debt during the year ended December 31, 2002.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates which is a limited partner of the Local Limited Partnership, which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership approximately $518,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership realized a gain of approximately $869,000 for the year ended December 31, 2002.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the year ended December 31, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,448,000 for the year ended December 31, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and realized a gain of approximately $1,703,000 for the year ended December 31, 2001. Net proceeds of approximately $1,801,000 were collected during the year ended December 31, 2002, resulting in the recognition of an additional gain of approximately $108,000 for the year ended December 31, 2002.

On September 13, 2001, the lender foreclosed on the three Cleveland limited partnerships and the Partnership realized a gain of approximately $3,799,000 for the year ended December 31, 2001.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of approximately $5,456,000 for the year ended December 31, 2001.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of approximately $2,184,000 for the year ended December 31, 2001. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $351,000 and $501,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales and foreclosures of certain Local Limited Partnerships during the years ended December 31, 2002 and 2001.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $305,000 and $176,000 for the years ended December 31, 2002 and 2001, respectively. The increase in legal fees is primarily related to the cases discussed in "Item 3. Legal Proceedings". General and administrative expenses were approximately $98,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $44,000 for each of the years ended December 31, 2002 and 2001.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Other

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA IV. REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 7.  Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

      Report of Ernst & Young LLP, Independent Auditors, as of and for the year ended December 31, 2002

      Report of Deloitte & Touche LLP, Independent Auditors, for the year ended December 31, 2001

     Balance Sheet - December 31, 2002

     Statements of Operations - Years ended December 31, 2002 and 2001

     Statements of Changes in Partners' Deficiency - Years ended
     December 31, 2002 and 2001

     Statements of Cash Flows - Years ended December 31, 2002 and 2001

     Notes to Financial Statements

                    Report of Independent Public Accountants



The Partners
Real Estate Associates Limited VII

We have audited the accompanying balance sheet of Real Estate Associates Limited VII as of December 31, 2002, and the related statements of operations, partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 3 and 8. The financial statements of these limited partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, notes payable and related accrued interest totaling approximately $28,651,000 are in default due to non-payment upon maturity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                            /s/Ernst & Young LLP
Greenville, SC
April 11, 2003

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited VII
(A California limited partnership)

We have audited the accompanying statements of operations, changes in partners' deficiency and cash flows of Real Estate Associates Limited VII (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent a substantial portion of the investee information in Note 3 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited VII for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $34,800,468 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                                  BALANCE SHEET

                                DECEMBER 31, 2002
                                 (in thousands)

                        Assets

Investments in limited partnerships (Note 3)                                    $    --
Cash and cash equivalents                                                           286
Due from affiliates                                                                  13
Advances due from limited partnerships                                              147

     Total assets                                                               $   446

         Liabilities and Partners' Deficiency

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                    $10,825
   Accrued interest payable, in default
     (Notes 1 and 4)                                                             17,826
   Accrued fees due to affiliates (Note 5)                                           81
   Accounts payable and accrued expenses                                              6
   Due to affiliates (Note 5)                                                         3
                                                                                 28,741
Contingencies (Note 7)

Partners' deficiency:
   General partners                                       $      (606)
   Limited partners                                          (27,689)           (28,295)

        Total liabilities and partners' deficiency                             $    446

                       See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                      Years Ended December 31,
                                                     2002               2001
Revenues:
  Interest income                                      $ 4               $ 15


Operating expenses:
  Management fees - partners (Note 4)                   351                 501
  General and administrative (Note 4)                    98                 110
  Legal and accounting                                  305                 176
  Interest                                            1,101               1,530
        Total operating expenses                       1,855              2,317

Loss from Partnership operations                     (1,851)            (2,302)
Equity in losses of Limited Partnerships

  and amortization of acquisition
  costs (Note 3)                                         --               (313)
Gain on sale of Limited Partnership
  interest (Note 3)                                   9,425             13,142
Gain on extinguishment of debt (Note 4)               1,247                 --
Distributions from Limited Partnerships
  recognized as income (Note 3)                          41                118

Net income                                           $8,862            $10,645

Net income allocated to general
   partners (1%)                                      $ 89               $ 106
Net income allocated to limited
   partners (99%)                                     8,773             10,539
                                                     $8,862            $10,645
Net income per limited partnership
  interest (Note 2)                                   $ 562             $ 676

                       See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIENCY
                      (in thousands, except per unit data)


                                                   General          Limited
                                                   Partners        Partners         Total

Partnership interests (A)                                            15,505

Partners' Deficiency, December 31, 2000               $(801)       $(47,001)      $(47,802)

Net income for the year ended
   December 31, 2001                                    106          10,539        10,645

Partners' Deficiency, December 31, 2001               (695)         (36,462)      (37,157)

Net income for the year ended
   December 31, 2002                                    89            8,773          8,862
Partners' Deficiency, December 31, 2002              $(606)        $(27,689)      $(28,295)

(A)   Consists of 15,505 units at December 31, 2002 and 15,600 units at December
      31, 2001. During 2002, 95 units were abandoned (Notes 2 and 9).


                       See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Years Ended
                                                                          December 31,
                                                                      2002            2001
Cash flows from operating activities:
  Net income                                                     $   8,862       $ 10,645
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Gain on sale of Limited Partnership interests                  (9,425)       (13,142)
     Gain on extinguishment of debt                                 (1,247)            --
     Equity in loss of Limited Partnerships and amortization
      of acquisition costs                                              --            313
     Increase (decrease) in:
      Due to affiliates                                                 --              3
      Due from affiliates                                              (13)            --
      Accrued interest payable                                      (2,663)         1,492
      Accounts payable and accrued expenses                            (58)           (13)
      Accrued fees due to affiliates                                (4,129)        (1,297)
         Net cash used in operating activities                      (8,673)        (1,999)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                       11,118          2,184
  Advances to Limited Partnerships                                    (147)            --
  Capital contributions to limited partnerships                         --           (163)
         Net cash provided by investing activities                  10,971          2,021

Cash flows from financing activities:
  Payment on notes payable                                          (2,240)            --
  Repayment of advance from affiliate                                 (558)            --
  Advance from affiliate                                               558             --
         Net cash used in financing activities                      (2,240)            --

Net increase in cash and cash equivalents                               58             22
Cash and cash equivalents, beginning of year                           228            206

Cash and cash equivalents, end of year                           $     286       $    228

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   3,764       $  2,227

                       See Accompanying Notes to Financial Statements


                    REAL ESTATE ASSOCIATES LIMITED VII
                    (a California limited partnership)

                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


Note 1 - Going Concern

The accompanying financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999 and January 2002.

Fourteen of the Partnership's twenty-six investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,825,000 to the sellers of the partnership interests, bearing interest at 9.5% to 10%. Total outstanding accrued interest at December 31, 2002 is approximately $17,826,000. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling $28,651,000. In connection with one of the notes payable, management is presently in negotiations with the general partner and an unrelated third party for the sale of the property securing the note. The estimated selling price is approximately $8,500,000. If this transaction occurs, the Partnership would receive sufficient proceeds to repay the mortgage loan associated with the property of approximately $2,265,000. However, there can be no assurance that this transaction will close. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the limited partnerships to foreclosure. In addition, the Partnership may seek additional operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

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

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

The Partnership was formed under the California Limited Partnership Act on May 24, 1983. The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H.
Boxenbaum as the general partner and two unrelated individuals as limited partners. The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 15,505 and 15,600 for the years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $286,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations information in Note 3 below have been restated as of January 1, 2001 to exclude the operations of Goodlette Arms and Danbury Park Manor due to their sales of interests and Desoto Apartments and Dexter Apartments due to their foreclosure.

Note 3 - Investments in Limited Partnerships

As of December 31, 2002, the Partnership holds limited partnership interests in 14 limited partnerships ("Local Limited Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 12 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 26 Local Limited Partnerships which own residential low income rental projects consisting of 2,270 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA IV. REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2002.

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $743,000 on this extinguishment of debt during the year ended December 31, 2002.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership approximately $518,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership realized a gain of approximately $869,000 for the year ended December 31, 2002.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the year ended December 31, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,448,000 for the year ended December 31, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and realized a gain of approximately $1,703,000 for the year ended December 31, 2001. Net proceeds of approximately $1,801,000 were collected during the year ended December 31, 2002, resulting in the recognition of an additional gain of approximately $108,000 for the year ended December 31, 2002.

On September 13, 2001, the lender foreclosed on the three Cleveland limited partnerships and the Partnership realized a gain of approximately $3,799,000 for the year ended December 31, 2001.

In July 2001, the Partnership surrendered its interest in the Edgewood Terrace limited partnership and realized a gain of approximately $5,456,000 for the year ended December 31, 2001.

In April 2001, the Partnership sold its interest in the Pebbleshire limited partnership and realized a gain of approximately $2,184,000 for the year ended December 31, 2001. The gain is equal to the net proceeds received because the Partnership had no investment balance related to this Local Limited Partnership.

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2002, and the combined results of operations for each of the two years in the period ended December 31, 2002, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2002
Assets:
  Land                                                               $ 2,837
  Buildings and improvements, net of accumulated
   depreciation of approximately $42,621                               19,499
  Other assets                                                         9,022
      Total assets                                                  $ 31,358
Liabilities and Partners' Deficit:
  Mortgage notes payable                                            $ 29,118
  Notes payable                                                         3,085
  Accrued interest on notes payable                                     4,881
  Other liabilities                                                     3,241
                                                                       40,325
Partners' Deficit:
  Real Estate Associates VII                                          (9,702)
  Other partners                                                         735
                                                                      (8,967)
      Total Liabilities and Partners' Deficit                       $ 31,358

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2002             2001
                                                                         (Restated)
Revenues:
   Rental and other                                     $ 13,626          $ 13,257

Expenses:
  Depreciation                                             1,666             2,127
  Interest                                                 1,238               987
  Operating                                               10,559            10,852

    Total expenses                                        13,463            13,966

Net income (loss)                                       $    163          $   (709)

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

Note 4 - Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2002, the Partnership is obligated on non-recourse notes payable of approximately $10,825,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $17,826,000 as of December 2002. The notes matured in December 1999. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $28,651,000 as of December 31, 2002, became payable prior to December 31, 2002 and are currently in default under the terms of the notes. During 2002, the Partnership paid approximately $2,240,000 in principal payments and approximately $3,758,000 in accrued interest payments from proceeds from the sale of Goodlette Arms and the distribution of surplus cash associated with Rand Grove in 2002. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

In February 2000, the Partnership entered into an agreement with a note holder related to a note in the amount of approximately $2,200,000 plus accrued interest of approximately $3,265,000 as of July 31, 2001 that became payable in 1999. All conditions of the agreement were satisfied in July 2001, and the lender cancelled the note and accrued interest in exchange for the Partnership surrendering its interest in the Edgewood Terrace limited partnership. The Partnership recognized a gain of approximately $5,308,000 on this transaction.

In connection with the foreclosures and surrender of partnership interests during 2001, the Partnership was relieved of notes and related accrued interest payable aggregating approximately $7,026,000. In addition, in connection with the sale of the partnership interest in Parkway Towers, the Local Limited Partnership on behalf of the Partnership, paid notes and related accrued interest payable aggregating approximately $2,238,000.

In connection with the sale of the partnership interest in Goodlette Arms in 2002 (See Note 3), the Partnership paid off non-recourse notes and related accrued interest payable, related to this investment, aggregating approximately $5,992,000.

In connection with the foreclosure of the partnership interest in DeSoto Apartments in June 2002 (see Note 3), the Partnership wrote off non-recourse notes and related accrued interest payable, related to this investment, aggregating approximately $504,000, as the debt was extinguished pursuant to the foreclosure.

In  connection  with the  foreclosure  of the  partnership  interest  in  Dexter
Apartments in September 2002 (see Note 3), the Partnership wrote off non-recourse notes and related accrued interest payable, related to this investment, aggregating approximately $743,000, as the debt was extinguished pursuant to the foreclosure.

Subsequent to December 31, 2002, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

Subsequent to December 31, 2002, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $351,000 and $501,000 for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Partnership made payments of accrued fees to NAPICO of approximately $4,480,000 and $1,797,000, respectively, from proceeds from the sales of the Partnership's interest in Local Limited Partnerships (see "Note 3").

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $44,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

During the year ended December 31, 2002, the Corporate General Partner advanced approximately $558,000 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships (see "Note 3"). Interest was charged at the prime rate plus 2% (6.25% during 2002). Interest expense on these advances was approximately $6,000 for the year ended December 31, 2002. These advances and related accrued interest were repaid to the Corporate General Partner in October 2002.

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

Note 6 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows (in thousands, except per limited partnership interest):

                                                  Years Ended December 31,
                                                     2002            2001

Net income per financial statements                $ 8,862         $10,645

  Other                                             (2,196)            234
  Partnership's share of limited local
   Partnership                                       2,342            (147)
Income per tax return                              $ 9,008         $10,732

Net income per limited partnership interest         $  568          $ 681

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)

      Net deficiency as reported                       $(28,295)
      Add (deduct):
        Deferred offering costs                           5,091
       Investment in Partnerships                       (24,685)
       Other                                             16,296
      Net deficit - federal tax basis                  $(31,593)

Note 7 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of $2,713,000 as of December 31, 2002, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this limited partnership. The property is under contract for sale to a third party, with a closing date of June 30, 2003. A settlement agreement is being drafted to allow for time to close the sale.

Subsequent to December 31, 2002, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable and related accrued interest related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $260,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

Subsequent to December 31, 2002, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2002.

The Corporate General Partner of the Partnership is a plaintiff in various other lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VII to remove the general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners.

Note 8 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real VII Has Invested

All amounts in thousands



                                                          Buildings
                                                            And
                                        Notes             Related
                                       Payable
                           Mortgage  and Accrued          Personal            Accumulated
       Description          Notes     Interest     Land   Property Total(2)  Depreciation
                                                                      (3)         (3)

Aristocrat Manor          $  3,090   $    --      $ 265   $ 4,363   $ 4,628  $   1,806
Arkansas City Apts.            491        --         22       505      527         204
Bellair Manor Apts.            743        --        153     1,547    1,700         954
Birch Manor Apts. I            374     1,023         61     1,323    1,384         816
Birch Manor
Apts. II                       607       921         50     1,386    1,436         855
Bluewater Apts.              1,445        --        130     4,090    4,220       2,399
Clarkwood Apts. I              416     1,356         69      1,532   1,601         945
Clarkwood Apts. II             821     2,099         93     2,628    2,721       1,621
Hampshire House              2,582        --        101     3,945    4,046       2,433
Henrico Arms                 2,316        --        207     4,204    4,411       3,737
Ivywood Apts.                1,378        --        200     2,939    3,139       1,814
Jasper County Prop.            653        --         33       815      848         745
Nantucket Apts.                493        --         35     1,304    1,339         805
Newton Apts.                   981        --         55     1,080    1,135       1,060
Oak Hill Apts.               1,622        --         76     3,090    3,166       1,906
Oakview Apts.                1,095        --         75     1,180    1,255         452
Oakwood Park I Apts.           145     1,032         63       854      917         527
Oakwood Park II                278     1,535        102     1,379    1,481         850
Apts.
Pachuta Apts.                  441        --         21       494      515          491
Rand Grove Village           2,265        --        491     6,886    7,377        6,430
Richards Park Apts.            598        --         52     1,419    1,471          867
Shubuta Properties             439        --         23       575      598          524
South Glen Apts.             2,388        --        298     5,514    5,812        4,891
Tradewinds East              1,922        --        118     5,662    5,780        3,389
Warren Heights                 985        --         22     2,203    2,225        1,358
 Apts. II
Yorkview Estates               550        --         22     1,203    1,225          742
Total                     $ 29,118   $ 7,966      $2,837  $62,120   $64,957    $ 42,621

(2) Reconciliation of real estate and accumulated depreciation

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)

Real Estate

Balance at beginning of year                     $ 84,151       $106,987
(Disposals) improvements during the period         (3,086)          445
Loss of investments in Local Limited
 Partnerships                                     (16,108)      (23,281)
Balance at end of year                           $ 64,957       $ 84,151

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)

Accumulated Depreciation

Balance at beginning of year                     $ 52,575       $ 65,850
Depreciation expense for the period                 1,666          2,679
Loss of investments in Local Limited
 Partnerships                                      (8,857)       (15,954)
Disposals of rental properties                     (2,763)            --
Balance at end of year                           $ 42,621       $ 52,575

Note 9.     Abandonment Of Limited Partnership Units

In 2002 the number of Limited Partnership Units decreased by 95 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Except, however the 2001 audit report was modified as to the uncertainty of the Partnership to continue as a going concern. The decision to change Independent Auditors was approved by the Corporate General Partner's directors. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

ITEM 9.   Directors and Executive Officers of the Registrant

Real Estate Associates Limited VII (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                        Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit of approximately $44,000 and non-audit services (principally tax-related) of approximately $26,000.

ITEM 10.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

(a)    Security Ownership of Certain Beneficial Owners

       The General Partners own all of the outstanding general partnership interests of REAL VII; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

ITEM 12.   Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $351,000 and $501,000 for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Partnership made payments to NAPICO of approximately $4,480,000 and $1,797,000, respectively, from proceeds from the sales of the Partnership's interest in Local Limited Partnerships.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $44,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in administrative expenses.

During the year ended December 31, 2002, the Corporate General Partner advanced approximately $558,000 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships. Interest was charged at the prime rate plus 2% (6.25% during 2002). Interest expense on these advances was approximately $6,000 for the year ended December 31, 2002. These advances and related accrued interest were repaid to the Corporate General Partner in October 2002.

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

ITEM 13.   Exhibits and Reports on Form 8-K

a) Exhibits

     Exhibit 3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-84816 which is incorporated herein by reference.

     Exhibit 10 Material contracts: The Registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 and the forty-eight contracts representing the Partnership's investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #2-84816 which is hereby incorporated by reference.

      Exhibit 16 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

      Exhibit  99.0Certification  of Chief Executive Officer and Chief Financial
                        Officer.

      Exhibit 99.1 Independent Auditors Report for Bellair Manor Apartments

      Exhibit 99.2 Independent Auditors Report for Birch Manor Apartments -
                        Phase I

      Exhibit 99.3 Independent Auditors Report for Birch Manor Apartments -
                        Phase II

      Exhibit 99.4 Independent Auditors Report for Clarkwood Apartments -
                        Phase I

      Exhibit 99.5 Independent Auditors Report for Clarkwood Apartments -
                        Phase II

      Exhibit 99.6 Independent Auditors Report for Hampshire House
                        Apartments, Ltd.

      Exhibit 99.7 Independent Auditors Report for Ivywood Apartments

      Exhibit 99.8 Independent Auditors Report for Oak Hill Apartments

      Exhibit 99.9 Independent Auditors Report for Oakwood Park Apartments -
                         Phase I

      Exhibit 99.10 Independent Auditors Report for Oakwood Park Apartments -
                        Phase  II

      Exhibit 99.11 Independent Auditors Report for Richards Park Apartments

      Exhibit 99.12 Independent Auditors Report for Warren Heights Apartments

      Exhibit 99.13 Independent Auditors Report for Yorkview Estates, Ltd.

      Exhibit 99.14 Independent Auditors Report for Aristocrat Manor, Ltd.

      Exhibit 99.15 Independent Auditors Report for Arkansas City Apartments

      Exhibit 99.16 Independent Auditors Report for Henrico Limited Partnership

      Exhibit 99.17 Independent Auditors Report for Mount Union Apartments, Ltd.

      Exhibit 99.18 Independent Auditors Report for Newton Apartments, Ltd.

      Exhibit 99.19 Independent Auditors Report for Oakview Apartments

      Exhibit 99.20 Independent Auditors Report for Rand Grove Village
                        Partnership

      Exhibit 99.21  Independent  Auditors  Report for Tradewinds  East
                         Associates  Limited Dividend Housing Association


b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

ITEM 14.   Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                    SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        REAL ESTATE ASSOCIATES LIMITED VII

                        By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
                              Corporate General Partner

                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                           Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer and
                                           Director

                                      By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: April 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 18, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 18, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2003
Brian H. Shuman                 Chief Financial Officer




                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited VII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 18, 2003

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


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited VII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 18, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Executive Vice President and Chief Financial
                                    Officer of National  Partnership Investments
                                    Corp., equivalent of the chief financial
                                    officer of the Partnership

                       REAL ESTATE ASSOCIATES LIMITED VII
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-84816 which is incorporated herein by reference.

   10 Material contracts: The Registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 and the forty-eight contracts representing the Partnership's investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #2-84816 which is hereby incorporated by reference.

    16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

   99.0       Certification of Chief Executive Officer and Chief Financial
                 Officer.

   99.1       Independent Auditors Report for Bellair Manor Apartments

   99.2       Independent Auditors Report for Birch Manor Apartments - Phase I

   99.3       Independent Auditors Report for Birch Manor Apartments - Phase II

   99.4       Independent Auditors Report for Clarkwood Apartments - Phase I

   99.5       Independent Auditors Report for Clarkwood Apartments - Phase II

   99.6       Independent Auditors Report for Hampshire House Apartments, Ltd.

   99.7       Independent Auditors Report for Ivywood Apartments

   99.8       Independent Auditors Report for Oak Hill Apartments

   99.9       Independent Auditors Report for Oakwood Park Apartments - Phase I

   99.10      Independent Auditors Report for Oakwood Park Apartments - Phase II

   99.11      Independent Auditors Report for Richards Park Apartments

   99.12      Independent Auditors Report for Warren Heights Apartments

   99.13      Independent Auditors Report for Yorkview Estates, Ltd.

   99.14      Independent Auditors Report for Aristocrat Manor, Ltd.

   99.15      Independent Auditors Report for Arkansas City Apartments

   99.16      Independent Auditors Report for Henrico Limited Partnership

   99.17      Independent Auditors Report for Mount Union Apartments, Ltd.

   99.18      Independent Auditors Report for Newton Apartments, Ltd.

   99.19      Independent Auditors Report for Oakview Apartments

   99.20      Independent Auditors Report for Rand Grove Village Partnership

   99.21      Independent  Auditors Report for Tradewinds East Associates
                 Limited  Dividend Housing Association

Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VII (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/David R. Robertson
                              Name: David R. Robertson
                              Date: April 18, 2003


                                    /s/Brian H. Shuman
                              Name: Brian H. Shuman
                              Date: April 18, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 99.1


Independent Auditors' Report

To the Partners
Bellair Manor Apartments, Limited Partnership

We have audited the accompanying balance sheets of Bellair Manor Apartments, Limited Partnership, FHA Project No. 042-44174-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellair Manor Apartments, Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003

Exhibit 99.2

Independent Auditors' Report

To the Partners
Birch Manor Apartments - Phase I

We have audited the accompanying balance sheets of Birch Manor Apartments - Phase I, FHA Project No. 042-44031-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments - Phase I as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.3

Independent Auditors' Report

To the Partners
Birch Manor Apartments - Phase II

We have audited the accompanying balance sheets of Birch Manor Apartments - Phase II, FHA Project No. 042-44144-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments - Phase II as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.4

Independent Auditors' Report

To the Partners
Clarkwood Apartments - Phase I

We have audited the accompanying balance sheets of Clarkwood Apartments - Phase I, FHA Project No. 042-44009-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase I as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003

Exhibit 99.5

Independent Auditors' Report

To the Partners
Clarkwood Apartments - Phase II

We have audited the accompanying balance sheets of Clarkwood Apartments - Phase II, FHA Project No. 042-44066-PM-L8 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase II as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.6

Independent Auditors' Report

To the Partners
Hampshire House Apartments, Ltd.

We have audited the accompanying balance sheets of Hampshire House Apartments, Ltd., FHA Project No. 042-44274-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire House Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.7

Independent Auditors' Report

To the Partners
Ivywood Apartments Limited Partnership

We have audited the accompanying balance sheets of Ivywood Apartments Limited Partnership, FHA Project No. 043-44072-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivywood Apartments Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
February 11, 2003


Exhibit 99.8

Independent Auditors' Report

To the Partners
Oak Hill Apartments, Ltd.

We have audited the accompanying balance sheets of Oak Hill Apartments, Ltd., FHA Project No. 033-44149-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Hill Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.9

Independent Auditors' Report

To the Partners
Oakwood Park Apartments - Phase I

We have audited the accompanying balance sheets of Oakwood Park Apartments - Phase I, FHA Project No. 042-92503-LDC (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments - Phase I as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.10

Independent Auditors' Report

To the Partners
Oakwood Park Apartments - Phase II

We have audited the accompanying balance sheets of Oakwood Park Apartments - Phase II, FHA Project No. 042-55049-LDC (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments - Phase II as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003



Exhibit 99.11

Independent Auditors' Report

To the Partners
Richards Park Apartments

We have audited the accompanying balance sheets of Richards Park Apartments, FHA Project No. 042-44089-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richards Park Apartments as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
February 11, 2003


Exhibit 99.12

Independent Auditors' Report

To the Partners
Warren Heights Apartments, Ltd.

We have audited the accompanying balance sheets of Warren Heights Apartments, Ltd., FHA Project No. 042-44156-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Heights Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.13

Independent Auditors' Report


To the Partners
Yorkview Estates, Ltd.

We have audited the accompanying balance sheets of Yorkview Estates, Ltd., FHA Project No. 042-44151-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkview Estates, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 14) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 11, 2003


Exhibit 99.14

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Aristocrat Manor, Ltd.:

We have audited the accompanying Balance Sheets of Aristocrat Manor, Ltd. (the "Partnership") as of December 31, 2002 and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2003, on our consideration of Aristocrat Manor, Ltd.'s internal control and reports dated January 21, 2003, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 9 and 10 is presented for purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/  Jeffrey, Phillips, Mosley & Scott, P.A.


January 21, 2003

Exhibit 99.15

                          INDEPENDENT AUDITORS' REPORT

Partners
Arkansas City Apartments Limited Partnership
Arkansas City, Arkansas



      We have audited the accompanying Balance Sheets of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP, as of December 31, 2002 and 2001, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2003, on our consideration of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP'S internal control structure and a report dated January 11, 2003, on its compliance with laws and regulations applicable to the financial statements.



/s/  Berry & Caccamisi, P.C.



January 11, 2003

Exhibit 99.16

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Henrico Limited Partnership
Rockville, Maryland

We have audited the accompanying balance sheet of HUD Project No. 051-35164-LD/SUP of the Henrico Limited Partnership as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Partnership is required to file annually with the Department of Housing and Urban Development. The accompanying financial statements are presented in accordance with the financial presentation recommended by HUD. The elements of the presentation do not conflict with accounting principles generally accepted in the United State of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henrico Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003, on our consideration of the Partnership's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts and grants; and reports dated January 16, 2003, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination and laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Henrico Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/  Scheiner, Mister & Grandizio, P.A.
January 16, 2003
Lead Auditor:  Henry A. Grandizio
Taxpayer Identification:  52-1434852

Exhibit 99.17

Independent Auditors' Report



To the Partners
Mount Union Apartments, Ltd.
a/k/a Nantucket Circle

We have audited the accompanying balance sheets of Mount Union Apartments, Ltd., a/k/a Nantucket Circle, FHA Project No. 042-44070-LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Union Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Partnership's partners could change in 2003, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/
Los Angeles, California
February 11, 2003

Exhibit 99.18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Newton Apartments, Ltd.
Jackson, Mississippi

We have audited the accompanying balance sheets of Newton Apartments, Ltd., RD Case No. 28-51-6406687535, a Mississippi limited partnership, as of December 31, 2002 and 2001, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newton Apartments, Ltd., RD Case No. 28-51-64087535, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the budget, the proposed budget, and the market rent budget, on pages 17 through 20, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Audit Program issued by the Partners Agriculture, Rural Development, we have also issued our reports dated March 14, 2003, on our consideration of Newton Apartments, Ltd.'s internal control and on its compliance with specific requirements applicable to major RD programs and for non-major RD program transactions.


/s/  Corkern, Minter and Chisolm, P.A.
March 14, 2003

Exhibit 99.19

                          INDEPENDENT AUDITORS' REPORT

Partners
Oakview Apartments Limited Partnership
Monticello, Arkansas



      We have audited the accompanying Balance Sheets of OAKVIEW APARTMENTS LIMITED PARTNERSHIP, as of December 31, 2002 and 2001, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKVIEW APARTMENTS LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2003, on our consideration of OAKVIEW APARTMENTS LIMITED PARTNERSHIP'S internal control structure and a report dated January 11, 2003, on its compliance with laws and regulations applicable to the financial statements.



/s/  Berry & Caccamisi, P.C.



January 11, 2003

Exhibit 99.20

                          Independent Auditor's Report



To the Partners                                       HUD Field office Director
RAND GROVE VILLAGE PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of RAND GROVE VILLAGE PARTNERSHIP, project No. 071-44126-LD (an Illinois Limited Partnership), as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of RAND GROVE VILLAGE PARTNERSHIP as of December 31, 2002, and its profit or loss, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States or America.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 2003, on our consideration of RAND GROVE VILLAGE PARTNERSHIP'S internal control and our test of its compliance with certain provisions of laws, regulation, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplementary information (shown on pages 15 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  W. Garrett Heinl (847) 853-2576



January 15, 2003


Exhibit 99.21

                                January 29, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Partners of:
Tradewinds East Associates Limited Dividend Housing Association
4275 Five Oaks Drive
Lansing, Michigan 48911

We have audited the accompanying balance sheet of Tradewinds East Associates Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 147 as of December 31, 2002, and the related statements of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Tradewinds East Associates Limited Dividend Housing Association, MSHDA No. 147 as of December 31, 2002, and the results of its operations, the changes in its cumulative income and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Tradewinds East Associates Limited Dividend Housing Association, MSHDA No. 147 on pages 12 to 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

The data on page 14 for the years 1975 trough 2000 was not audited by us and, accordingly, we do not express an opinion on such data. The data for the years 1990 trough 2000 was audited by other auditors whose report, date January 29, 2001, stated that such information was fairly stated, in al material respects, in relation to the financial statements taken as a whole. The data for the years 1975 through 1989 was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2003 on our consideration of the partnership's internal control structure and on its compliance with laws and regulations

FOLLMER RUDZEWICZ PLC
Certified Public Accountants
Southfield, Michigan
38-3460430