Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2003-05-15
CIK 722648

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                        Commission file number 0-13810


                       REAL ESTATE ASSOCIATES LIMITED VII
             (Exact Name of Registrant as Specified in Its Charter)


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




                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)
                                 (in thousands)


                        ASSETS

Cash and cash equivalents                                                   $   565
Advances due from limited partnerships                                           42

     Total assets                                                           $   607

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable, in default (Note 4)                                       $ 9,855
   Accrued interest payable, in default
     (Note 3)                                                                16,511
   Accrued fees due to affiliates (Note 5)                                       92
   Accounts payable and accrued expenses                                         39
                                                                             26,497
Contingencies (Note 6)

Partners' deficiency:
   General partners                                       $   (582)
   Limited partners                                       (25,308)          (25,890)

        Total liabilities and partners' deficiency                          $   607


                       See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                  Three Months Ended
                                                                      March 31,
                                                                     2003      2002
      Revenues:
        Interest income                                         $    --       $     1

      Operating expenses:
      Interest (Note 4)                                             232           299
        Management fees - partners (Note 5)                          70           119
        General and administrative (Note 5)                          17            27
        Legal and accounting                                         55           111
             Total operating expenses                               374           556

      Loss from Partnership operations                             (374)         (555)
      Gain on sale of limited partnership interests (Note 2)        262         8,373
      Gain on extinguishment of debt (Notes 2 and 3)              2,517            --
      Net income                                                $ 2,405        $7,818

      Net income allocated to general partners (1%)             $    24       $    78

      Net income allocated to limited partners (99%)              2,381         7,740
                                                                $ 2,405        $7,818

      Net income per limited partnership interest               $   154        $  496

                       See Accompanying Notes To Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIENCY

                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,505

Partners' deficiency,
  December 31, 2002                     $ (606)          $(27,689)        $(28,295)

Net income for the three months
  ended March 31, 2003                      24              2,381            2,405

Partners' deficiency,
  March 31, 2003                        $ (582)          $(25,308)        $(25,890)

                       See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
Cash flows from operating activities:
  Net income                                                     $  2,405        $  7,818
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                   (262)         (8,373)
     Gain on extinguishment of debt                                (2,517)             --
     Increase (decrease) in:
      Accrued interest payable                                        232          (3,453)
      Accounts payable and accrued expenses                            33              37
      Notes payable                                                    --          (2,240)
      Due from affiliates                                              13              --
      Due to affiliates                                                (3)             --
      Accrued fees due to affiliates                                   11          (3,561)
         Net cash used in operating activities                        (88)         (9,772)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                         262          10,066
  Advances received from limited partnerships                         105              --
         Net cash provided by investing activities                    367          10,066

Net increase in cash and cash equivalents                             279             294
Cash and cash equivalents, beginning of period                        286             228

Cash and cash equivalents, end of period                         $    565        $    522

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $     --        $  3,752


                       See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


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

Thirteen of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $9,855,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. The notes matured in December 1999. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $26,366,000 as of March 31, 2003, became payable prior to March 31, 2003. The Partnership has not made any payments during the three months ended March 31, 2003 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE 2 - ORGANIZATION

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2002 prepared by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 2003, and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

The general partners collectively share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II").

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 15,505 for the three months ended March 31, 2003 and 15,600 for the three months ended March 31, 2002.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2003, the Partnership holds limited partnership interests in 13 limited partnerships ("Local Limited Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 12 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 25 Local Limited Partnerships which own residential low income rental projects consisting of 2,111 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2003.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments:

                                         Three Months Ended
                                              March 31,
                                        2003              2002
                                                       (Restated)
Revenues
  Rental and other                    $ 3,099           $ 3,012
Expenses
  Depreciation                            396               508
  Interest                                265               200
  Operating                             2,445             2,520
                                        3,106             3,228
Net loss                                $ (7)            $ (216)

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000 for the three months ended March 31, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the three months ended March 31, 2003.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,373,000 for the three months ended March 31, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000 during 2001. Net proceeds of approximately $1,693,000 were collected on January 10, 2002.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2003, the Partnership is obligated on non-recourse notes payable of approximately $9,855,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $16,511,000 as of March 31, 2003. The notes matured in December 1999. These obligations and related interest are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $26,366,000 as of March 31, 2003, became payable prior to March 31, 2003 and are currently in default under the terms of the notes. During the three months ended March 31, 2002, the Partnership paid approximately $2,240,000 in principal payments and approximately $3,752,000 in accrued interest payments from proceeds from the sale of Goodlette Arms. There were no interest payments made during the three months ended March 31, 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

During the three months ended March 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $262,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at March 31, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the three months ended March 31, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at March 31, 2003.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $70,000 and $119,000 for the three months ended March 31, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were $11,000 for each of the three months ended March 31, 2003 and 2002, and are included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,755,000 as of March 31, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the three months ended March 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $262,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at March 31, 2003.

During the three months ended March 31, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at March 31, 2003.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VII (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the Corporate General Partner has purchased Everest's partnership interests and Everest's consent solicitation has been terminated.

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

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Thirteen of the Partnership's twenty-five investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $9,855,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2003 is approximately $16,511,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling approximately $26,366,000. In connection with one of the notes payable, management is presently in negotiations with the general partner and an unrelated third party for the sale of the property securing the note. The estimated selling price is approximately $8,500,000. If this transaction occurs, the Partnership would receive sufficient proceeds to repay the mortgage loan associated with the property of approximately $2,265,000. However, there can be no assurance that this transaction will close. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At March 31, 2003, the Partnership had investments in 25 Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002. There were no distributions from the Local Limited Partnerships to the Partnership during the three months ended March 31, 2003 and 2002.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000 for the three months ended March 31, 2003. The gain is equal to the net proceeds received by the partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the three months ended March 31, 2003.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,373,000 for the three months ended March 31, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000. Net proceeds of approximately $1,693,000 were collected on January 10, 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $70,000 and $119,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales and foreclosures of certain Local Limited Partnerships during 2003 and 2002.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $55,000 and $111,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in legal fees is primarily related to litigation which occurred during 2002, partially offset by fees related to the cases discussed in Note 5 to the unaudited financial statements. General and administrative expenses were approximately $17,000 and $27,000 for the three months ended March 31, 2003 and 2002, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for each of the three months ended March 31, 2003 and 2002.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that the following may involve a higher degree of judgment and complexity.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,755,000 as of March 31, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the three months ended March 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received a cash payment of approximately $262,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at March 31, 2003.

During the three months ended March 31, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at March 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

            Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                       REAL ESTATE ASSOCIATES LIMITED VII
                       (a California limited partnership)


                             By: National Partnership Investments Corp., Corporate General Partner

                             By:    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer

                              By:   /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and
                                    Chief Financial Officer

                             Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VII;


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


Date:  May 15, 2003

                          /s/David R. Robertson
                          David R. Robertson
                          President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VII;


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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/David R. Robertson
                               Name: David R. Robertson
                               Date: May 15, 2003


                                     /s/Brian H. Shuman
                               Name: Brian H. Shuman
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.