Form 10QSB
period 2003-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2003-08-14
CIK 722648

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)
                                 (in thousands)


                        ASSETS

Cash and cash equivalents                                               $   336
Advances due from limited partnerships                                       39

     Total assets                                                       $   375

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable, in default (Note 4)                                   $ 9,855
   Accrued interest payable, in default
     (Note 4)                                                            16,746
   Accounts payable and accrued expenses                                     45
                                                                         26,646
Contingencies (Note 6)

Partners' deficit:
   General partners                                       $  (586)
   Limited partners                                       (25,685)      (26,271)

     Total liabilities and partners' deficit                            $   375

                   See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2003          2002           2003          2002
Revenues:
 Interest income                           $     2        $   --         $    2        $     1

Operating expenses:
 Interest (Note 4)                              235           265           467            564
 Management fees - partners (Note 5)             93           120           163            239
 General and administrative (Note 5)             21             8            38             35
 Legal and accounting                            83            80           138            191
      Total operating expenses                  432           473           806          1,029

Loss from Partnership operations                (430)        (473)         (804)        (1,028)

Distributions in excess of investment
 in limited partnerships (Note 3)                 29            26            29             26
Gain on sale of limited partnership
 interests (Note 3)                              20            59           282          8,432
Gain on extinguishment of debt
  (Notes 3 and 4)                                 --           504         2,517            504

Net (loss) income                            $  (381)      $   116       $ 2,024        $ 7,934

Net (loss) income allocated to general
  partners (1%)                              $    (4)      $     1       $    20         $   79

Net (loss) income allocated to limited
  partners (99%)                                (377)           115         2,004          7,855

                                             $  (381)      $    116      $  2,024        $ 7,934
Net (loss) income per limited
 partnership interest                        $   (24)      $      7      $    129        $   504


                   See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,505

Partners' deficit,
  December 31, 2002                     $ (606)          $(27,689)        $(28,295)

Net income for the six months
  ended June 30, 2003                       20              2,004            2,024

Partners' deficit,
  June 30, 2003                         $ (586)          $(25,685)        $(26,271)


                   See Accompanying Notes To Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003            2002
Cash flows from operating activities:
  Net income                                                           $2,024          $7,934
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                       (282)         (8,432)
     Gain on extinguishment of debt                                    (2,517)           (504)
     Change in accounts:
      Accrued interest payable                                            467          (3,188)
      Accounts payable and accrued expenses                                39             (26)
      Due from affiliates, net                                             10              --
      Accrued fees due to affiliates                                      (81)         (3,430)
         Net cash used in operating activities                           (340)         (7,646)

Cash flows from investing activities:
  Advances to limited partnerships                                        (66)            (58)
  Advances received from limited partnerships                             174              --
  Proceeds from sale of limited partnership interests                     282          10,066
         Net cash provided by investing activities                        390          10,008

Cash flows used in financing activities:
  Payment on notes payable                                                 --          (2,240)

Net increase in cash and cash equivalents                                  50             122
Cash and cash equivalents, beginning of period                            286             228

Cash and cash equivalents, end of period                               $ 336           $ 350

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $ --          $ 3,752

Supplemental disclosure of non-cash flow information:
  Due from affiliate                                                    $ --            $ 59
Transfer of debt to purchaser of South Glen limited
 partnership                                                          $ 2,517           $ --

                   See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partner's deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

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

All notes payable and related accrued interest payable, aggregating approximately $26,601,000 as of June 30, 2003, became payable prior to June 30, 2003. The Partnership has not made any payments during the six months ended June 30, 2003 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 2003, and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. (see Note 3 for additional discussion).

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 15,505 and 15,600 for the years ended December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2003, the Partnership holds limited partnership interests in 13 limited partnerships ("Local Limited Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 12 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 25 Local Limited Partnerships which own residential low income rental projects consisting of 2,111 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV. REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2003.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2003           2002             2003            2002
                                          (Restated)                       (Restated)
Revenues
  Rental and other          $ 3,128         $ 3,012         $ 6,227         $ 6,024

Expenses
  Depreciation                  438             508             834           1,016
  Interest                      223             200             488             400
  Operating                   2,430           2,520           4,875           5,040
                              3,091           3,228           6,197           6,456

Net income (loss)             $ 37          $ (216)           $ 30           $ (432)

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. During the three months ended June 30, 2003, the Partnership paid a commission of approximately $30,000 in connection with the sale resulting in a total gain recognized on the sale of approximately $232,000 for the six months ended June 30, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the six months ended June 30, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in payment of its advances and repayment of the notes it purchased in August 2002. During the six months ended June 30, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the three and six months ended June 30, 2003.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the six months ended June 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,432,000 for the six months ended June 30, 2002, which included approximately $59,000 due from an affiliate at June 30, 2002. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000 during 2001. Net proceeds of approximately $1,693,000 were collected during the six months ended June 30, 2002.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2003, the Partnership is obligated on non-recourse notes payable of approximately $9,855,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $16,746,000 as of June 30, 2003. The notes matured in December 1999. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $26,601,000 as of June 30, 2003, are currently in default under the terms of the notes. During the six months ended June 30, 2002, the Partnership paid approximately $2,240,000 in principal payments and approximately $3,752,000 in accrued interest payments from proceeds from the sale of Goodlette Arms. There were no principal or interest payments made during the six months ended June 30, 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

During the six months ended June 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the six months ended June 30, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at June 30, 2003.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $163,000 and $239,000 for the six months ended June 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $22,000 for each of the six months ended June 30, 2003 and 2002, and are included in general and administrative expenses.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,797,000 as of June 30, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2003.

During the six months ended June 30, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at June 30, 2003.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited VII (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the Corporate General Partner subsequently purchased Everest's partnership interests and Everest's consent solicitation was terminated.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Thirteen of the Partnership's twenty-five investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $9,855,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2003 is approximately $16,746,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling approximately $26,601,000. In connection with one of the notes payable, management is presently in negotiations with the general partner and an unrelated third party for the sale of the property securing the note. The estimated selling price is approximately $8,500,000. If this transaction occurs, the Partnership would receive sufficient proceeds to repay the mortgage loan associated with the property of approximately $2,265,000. However, there can be no assurance that this transaction will close. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At June 30, 2003, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 12 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three and six months ended June 30, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002. The Partnership received distributions from one and two Local Limited Partnerships in which the Partnership's investment has been reduced to zero of approximately $29,000 and $26,000 for the six months ended June 30, 2003 and 2002, respectively.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. During the three months ended June 30, 2003, the Partnership paid a commission of approximately $30,000 in connection with the sale resulting in a net gain recognized on the sale of approximately $232,000 for the six months ended June 30, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the six months ended June 30, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in payment of its advances and repayment of the notes it purchased in August 2002. During the six months ended June 30, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the three and six months ended June 30, 2003.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the six months ended June 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,432,000 for the six months ended June 30, 2002, which included approximately $59,000 due from an affiliate at June 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000 during 2001. Net proceeds of approximately $1,693,000 were collected during the six months ended June 30, 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $163,000 and $239,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales and foreclosures of certain Local Limited Partnerships during 2003 and 2002.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $138,000 and $191,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in legal fees is primarily related to litigation which occurred during 2002, partially offset by fees related to the cases discussed in Note 6 to the unaudited financial statements. General and administrative expenses were approximately $38,000 and $35,000 for the six months ended June 30, 2003 and 2002, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $22,000 for each of the six months ended June 30, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 377.75 limited partnership units (the "Units") or
755.50 limited partnership interests in the Partnership representing 4.88% of the outstanding Units at June 30, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV. REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,797,000 as of June 30, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the six months ended June 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2003.

During the six months ended June 30, 2003, the Partnership received partial summary judgment in its action against the general partner of Rand Grove Village Partnership and an offer in the amount of approximately $8,500,000 has been made for the purchase of the property by a third party. The Partnership would receive sufficient proceeds from this sale to repay the mortgage loan associated with the property and the non-recourse note payable and related accrued interest. The Partnership has no remaining investment related to this Local Limited Partnership at June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 24, 2981 filed with the Securities and Exchange Commission Form S-11 No 2-84816, which is hereby incorporated by reference.

            Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                        (1) Current Report on Form 8-K dated April 30, 2003 and filed on April 30, 2003, disclosing the judgment entered April 29, 2003 against the corporate general partner of the Partnership.

                        (2) Current Report on Form 8-K dated May 30, 2003 and filed on June 2, 2003, disclosing the proposed settlement between the corporate general partner of the Partnership and the prior shareholders of Casden Properties, Inc.

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 13, 2003

                                /s/David R. Robertson
                                David R. Robertson
                                President   and  Chief   Executive   Officer  of
                                National Partnership Investments Corp.,
                                equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited VII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 13, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.