Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2003-11-13
CIK 722648

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

               For the quarterly period ended September 30, 2003

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                                 (in thousands)


                        ASSETS
Cash and cash equivalents                                                   $   231
Advances due from limited partnerships                                           39

     Total assets                                                           $   270

          LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable, in default (Note 4)                                       $ 9,855
   Accrued interest payable, in default
     (Note 4)                                                                16,981
   Accounts payable and accrued expenses                                         51
                                                                             26,887
Contingencies (Note 6)

Partners' deficit:
   General partners                                    $   (589)
   Limited partners                                     (26,028)            (26,617)

     Total liabilities and partners' deficit                                $   270


                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2003          2002           2003          2002
   Revenues:
     Interest income                          $     1       $    --      $     3        $     1

   Operating Expenses:
     Interest (Note 4)                            235           267          702            831
     Management fees - partners (Note 5)           81           119          244            358
     General and administrative (Note 5)           13            51           51             86
     Legal and accounting                          18            35          156            226
          Total operating expenses                347           472        1,153          1,501

   Loss from Partnership operations              (346)         (472)      (1,150)        (1,500)
   Gain on sale of limited partnership
     interests (Note 3)                            --            --          282          8,432
   Gain on extinguishment of debt
     (Notes 3 and 4)                               --           743        2,517          1,247
   Distributions in excess of investment
   in
     limited partnerships (Note 3)                 --            --           29             26

   Net (loss) income                          $  (346)      $   271      $ 1,678        $ 8,205

   Net (loss) income allocated to general
     partners (1%)                            $    (3)      $     3      $    17        $    82
   Net (loss) income allocated to limited
     partners (99%)                              (343)          268        1,661          8,123

                                              $  (346)      $   271      $ 1,678        $ 8,205
   Net (loss) income per limited
     partnership interest                     $(22.12)      $ 17.18      $107.13        $520.71

                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,505

Partners' deficit,
  December 31, 2002                     $ (606)          $(27,689)        $(28,295)

Net income for the nine months
  ended September 30, 2003                  17              1,661            1,678

Partners' deficit,
  September 30, 2003                    $ (589)          $(26,028)        $(26,617)

                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
Cash flows from operating activities:
  Net income                                                       $  1,678        $  8,205
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                     (282)         (8,432)
     Gain on extinguishment of debt                                  (2,517)         (1,247)
     Changes in accounts:
      Accrued interest payable                                          702          (2,933)
      Accounts payable and accrued expenses                              45             (10)
      Due from affiliates, net                                           10               5
      Accrued fees due to affiliates                                    (81)         (3,300)
         Net cash used in operating activities                         (445)         (7,712)

Cash flows from investing activities:
  Repayment of advances to limited partnerships                         174              --
  Advances to limited partnerships                                      (66)           (900)
  Proceeds from sale of limited partnership interests                   282          10,066
         Net cash provided by investing activities                      390           9,166

Cash flows from financing activities:
  Advance from affiliate                                                 --             558
  Payment on notes payable                                               --          (2,240)
         Net cash used in financing activities                           --          (1,682)

Net decrease in cash and cash equivalents                               (55)           (228)
Cash and cash equivalents, beginning of period                          286             228

Cash and cash equivalents, end of period                           $    231        $     --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $     --        $  3,758

Supplemental disclosure of non-cash information:
  Due from affiliate                                               $     --        $     59
  Transfer of debt to purchaser of South Glen limited
   partnership                                                     $  2,517        $     --


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

All notes payable and related accrued interest payable, aggregating approximately $26,836,000 as of September 30, 2003, became payable prior to September 30, 2003. The Partnership has not made any payments during the nine months ended September 30, 2003 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 2003, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 15,505 and 15,600 as of December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2003, the Partnership holds limited partnership interests in 13 limited partnerships ("Local Limited Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 12 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 25 Local Limited Partnerships which own residential low income rental projects consisting of 2,111 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2003.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):


                               Three Months Ended              Nine Months Ended
                                  September 30,                  September 30,
                              2003           2002             2003            2002
                                          (Restated)                     (Restated)(1)
Revenues
  Rental and other           $ 2,941        $ 2,966         $ 9,168         $ 8,897
Expenses
  Depreciation                   417            392           1,251           1,178
  Interest                       244            201             732             603
  Operating                    2,565          2,486           7,440           7,458
                               3,226          3,079           9,423           9,239
Loss from continuing
 operations                     (285)          (113)           (255)           (342)
Loss from discontinued
 operations                       --            (96)             --            (284)
Net loss                     $ (285)        $ (209)          $ (255)         $ (626)

(1) The September 30, 2002 amounts have been restated to reflect the sale of the investments in Danbury Park Manor in October 2002 and South Glen in 2003.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. During the nine months ended September 30, 2003, the Partnership paid a commission of approximately $30,000 in connection with the sale resulting in a total gain recognized on the sale of approximately $232,000 for the nine months ended September 30, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the nine months ended September 30, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in payment of its advances and repayment of the notes it purchased in August 2002. During the nine months ended September 30, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the nine months ended September 30, 2003.

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $743,000 on this extinguishment of debt during the nine months ended September 30, 2002.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the nine months ended September 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,432,000 for the nine months ended September 30, 2002, which included approximately $59,000 due from an affiliate at September 30, 2002. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000 during 2001. Net proceeds of approximately $1,693,000 were collected during the nine months ended September 30, 2002.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2003, the Partnership is obligated on non-recourse notes payable of approximately $9,855,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $16,981,000 as of September 30, 2003. The notes matured in December 1999. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $26,836,000 as of September 30, 2003, are currently in default under the terms of the notes. During the nine months ended September 30, 2002, the Partnership paid approximately $2,240,000 in principal payments and approximately $3,758,000 in accrued interest payments from proceeds from the sale of Goodlette Arms and the distribution of surplus cash associated with Rand Grove in 2002. There were no principal or interest payments made during the nine months ended September 30, 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

During the nine months ended September 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the nine months ended September 30, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property for approximately $8,550,000 by February 15, 2004. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The
Partnership has no remaining investment related to this Local Limited Partnership at September 30, 2003.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $244,000 and $358,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $32,000 and $33,000 for the nine months ended September 30, 2003 and 2002, respectively, and are included in general and administrative expenses.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,839,000 as of September 30, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the nine months ended September 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2003.

During the nine months ended September 30, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property for approximately $8,550,000 by February 15, 2004. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The
Partnership has no remaining investment related to this Local Limited Partnership at September 30, 2003.

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

Thirteen of the Partnership's twenty-five investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $9,855,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at September 30, 2003 is approximately $16,981,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling approximately $26,836,000. In connection with one of the notes payable, management is presently in negotiations with the general partner of the Local Limited Partnership and an unrelated third party for the sale of the property securing the note. The estimated selling price is approximately $8,550,000. If this transaction occurs, the Partnership would receive sufficient proceeds to repay the mortgage loan encumbering the property of approximately $2,175,000. However, there can be no assurance that this transaction will close. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At September 30, 2003, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 12 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three and nine months ended September 30, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002. The Partnership received distributions from one and two Local Limited Partnerships in which the Partnership's investment has been reduced to zero of approximately $29,000 and $26,000 for the nine months ended September 30, 2003 and 2002, respectively.

In 2003, the Partnership sold its interest in South Glen limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. The Partnership paid a commission of approximately $30,000 in connection with the sale resulting in a net gain recognized on the sale of approximately $232,000 for the nine months ended September 30, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the nine months ended September 30, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in payment of its advances and repayment of the notes it purchased in August 2002. During the nine months ended September 30, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the nine months ended September 30, 2003.

In September 2002, the Partnership's interest in Dexter Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $743,000 on this extinguishment of debt during the nine months ended September 30, 2002.

In June 2002, the Partnership's interest in DeSoto Apartments was lost due to foreclosure. The note holders had demanded payment on their past due non-recourse note; however, the Partnership did not have the means to satisfy the note. Accordingly, the Partnership recognized a gain of approximately $504,000 on this extinguishment of debt during the nine months ended September 30, 2002.

In February 2002, the Partnership sold its interest in the Goodlette Arms limited partnership and realized a gain of approximately $8,432,000 for the nine months ended September 30, 2002, which included approximately $59,000 due from an affiliate at September 30, 2002. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership.

On December 21, 2001, the Partnership sold its interest in Parkway Towers limited partnership and recognized a gain of approximately $1,703,000 during 2001. Net proceeds of approximately $1,693,000 were collected during the nine months ended September 30, 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $244,000 and $358,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales and foreclosures of certain Local Limited Partnerships during 2003 and 2002.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $156,000 and $226,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in legal fees is primarily related to litigation which occurred during 2002, partially offset by fees related to the cases discussed in "Item 1. Financial Statements - Note 6" to the unaudited financial statements. General and administrative expenses were approximately $51,000 and $86,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2003 is due to a decrease in the costs associated with the quarterly and annual communications with investors and regulatory agencies. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $32,000 and $33,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Other

AIMCO and its affiliates owned 377.75 limited partnership units (the "Units") or
755.50 limited partnership interests in the Partnership representing 4.87% of the outstanding Units at September 30, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,839,000 as of September 30, 2003, seeks to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. The Partnership has no investment balance related to this Local Limited Partnership.

During the nine months ended September 30, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2003.

During the nine months ended September 30, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property for approximately $8,550,000 by February 15, 2004. Although there can be no assurance that the transaction will close, the Partnership anticipates receiving distribution proceeds from this anticipated sale that will allow it to repay the non-recourse notes payable and related accrued interest. The
Partnership has no remaining investment related to this Local Limited Partnership at September 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

            Exhibit 3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission on Form S-11 No 2-84816, which is hereby incorporated by reference.

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

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

            (1) Current Report on Form 8-K dated August 11, 2003 and filed on August 13, 2003, disclosing the stipulation of settlement entered August 11, 2003 between the corporate general partner and the plaintiffs.

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

                             Date: November 13, 2003

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


Date:  November 13, 2003

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


Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.