Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2004-04-26
CIK 722648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $13,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2003. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

Item 1.     Description of Business

Real Estate Associates Limited VII ("REAL VII" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 24, 1983. On February 1, 1984, the Partnership offered 2,600 units consisting of 5,200 limited partnership interests and warrants to purchase a maximum of 10,400 additional limited partnership interests through a public offering managed by E.F. Hutton Inc. The Partnership received $39,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 7, 1984 to June 11, 1985, pursuant to a registration statement on Form S-11.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

The Partnership holds limited partnership interests in 13 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2003. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 11 additional Local Limited Partnerships as of December 31, 2003, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 24 Local Limited Partnerships as of December 31, 2003. The other general partner of REA IV is NAPICO. During 2003, the Partnership sold its interest in two Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnerships' properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships' properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2003, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2003, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 2003

                                                          Units
                                                        Authorized
                                                        for Rental
                                                        Assistance
                                           Financed,      Under             Occupancy
                                            Insured    or Other Rent       Percentage
                                              and       Supplement    for the Years Ended
                               Number of  Subsidized     Program          December 31,
Property Name and Location       Units       Under      Section 8(B)      2003       2002


Aristocrat Manor
Hot Springs, AR                    101        (A)          101         92%         91%

Arkansas City Apts.
Arkansas City, AR                   16        (C)           12         81%         78%

Bellair Manor Apts.
Niles, OH                           68        (A)            7         96%         98%

Birch Manor Apts. I
Medina, OH                          60        (A)           12         98%         96%

Birch Manor Apts. II
Medina, OH                          60        (A)            6         98%         94%

Bluewater Apts.
Port Huron, MI                     116        (E)           --         87%         92%

Clarkwood Apts. I
Elyria, OH                          72        (A)           34         97%         97%

Clarkwood Apts. II
Elyria, OH                         120        (A)           51         98%         96%

Hampshire House
Warren, OH                         150        (A)          150         99%         95%

Ivywood Apts.
Columbus, OH                       124        (A)          124         97%         97%

Jasper County Prop.
Heidelberg, MS                      24        (C)           24         92%         88%

Nantucket Apts.
Alliance, OH                        60        (A)           59         97%         96%

Newton Apts.
Newton, MS                          36        (C)           --         71%         81%

Oak Hill Apts.
Franklin, PA                       120        (A)           82         99%         98%

Oakview Apts.
Monticello, AR                      32        (C)            7         82%         76%


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH REAL VII HAS AN INVESTMENT (continued)
                                DECEMBER 31, 2003

                                                          Units
                                                        Authorized
                                                        for Rental
                                                        Assistance
                                           Financed,      Under             Occupancy
                                            Insured    or Other Rent        Percentage
                                              and       Supplement    for the Years Ended
                               Number of  Subsidized     Program          December 31,
Property Name and Location       Units       Under      Section 8(B)     2003       2002



Oakwood Park I Apts.
Lorain, OH                          50        (D)            50        94%         95%

Oakwood Park II Apts.
Lorain, OH                          78        (D)            --        95%         96%

Pachuta Apts.
Pachuta, MS                         16        (C)            16        97%         92%

Rand Grove Village
Palatine, IL                       212        (A)           212        96%         96%

Richards Park Apts.
Elyria, OH                          60        (A)            24        98%         97%

Shubuta Properties
Shubuta, MS                         16        (C)            16        97%        100%

Tradewinds East
Essexville, MI                     150        (E)            30        94%         92%

Warren Heights Apts. I
Warren, OH                          88        (A)            88        94%         95%

Yorkview Estates
Massillon, OH                       50        (A)            50        99%         98%

TOTALS                            1,879                   1,155

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

(E)   The  mortgage  is  insured  by  the  Michigan  State  Housing  Development
      Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.


                           Real VII     Original Cost                  Notes Payable
                          Percentage     of Ownership     Mortgage      and Accrued
      Partnership          Interest        Interest         Notes        Interest
                                                       (in thousands)
Aristocrat Manor               99%          $ 710          $ 3,074         $ --
Arkansas City Apts.            99%              95             489             --
Bellair Manor Apts.         98.99%             305             703             --
Birch Manor Apts. I         99.55%             250             322          1,061
Birch Manor Apts. II        99.56%             258             575            955
Bluewater Apts.                99%             650           1,370             --
Clarkwood Apts. I           98.99%             289             360          1,406
Clarkwood Apts. II          99.57%             495             737          2,176
Hampshire House             98.99%             690           2,498             --
Ivywood Apts.               98.99%             550           1,307             --
Jasper County Prop.            99%             128             650             --
Nantucket Apts.             98.99%             225             458             --
Newton Apts.                   99%             185             981             --
Oak Hill Apts.              98.99%             565           1,557             --
Oakview Apts.                  99%             214           1,090             --
Oakwood Park I Apts.        98.79%             160             124          1,591
Oakwood Park II Apts.       99.99%             260             243          1,591
Pachuta Apts.                  99%              85             439             --
Rand Grove Village             98%           1,150           2,142             --
Richards Park Apts.          98.99%            275             565             --
Shubuta Properties             99%              86             437             --
Tradewinds East                99%             850           1,829             --
Warren Heights Apts. I      98.99%             375             934             --
Yorkview Estates            98.99%             220             522             --
                                           $ 9,070         $23,406        $ 8,259

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

Item 3.     Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.


Other Legal Matters

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,880,000 as of December 31, 2003, sought to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. On December 11, 2003, the Partnership sold its interest in the Henrico limited partnership. The Partnership received net proceeds of approximately $2,322,000, approximately $2,260,000 of which was used to repay a portion of the interest on the note payable in full satisfaction of the note. The remaining balance of principal and interest of approximately $2,295,000 was forgiven. The Partnership had no investment balance related to this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. However, the general partner of the Local Limited Partnership has filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at December 31, 2003.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Item 4.     Submission Of Matters To A Vote Of Security Holders

On December 31, 2003, the Partnership sent a consent solicitation statement to the limited partners regarding amendment to the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") to 1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must exceed the tax liability to the limited partners resulting from that sale, and 2) modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that sales of projects or project interests in transactions that are not a series of related transactions do not require limited partner approval. This matter was approved and the Partnership Agreement was amended on January 21, 2004.

                                     PART II

Item 5. Market For The Registrant's Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2003, there were 2,951 registered holders, owning an aggregate of 15,475 limited partnership units (the "Units") in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at December 31, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2002.

Twelve of the Partnership's twenty-four investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2003 is approximately $14,333,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling approximately $22,513,000. During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. However, the general partner of the Local Limited Partnership has filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at December 31, 2003. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At December 31, 2003, the Partnership had investments in 13 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

The total (loss) income from the Local Limited Partnerships that was allocated to the Partnership was approximately ($417,000) and $158,000 for the years ended December 31, 2003 and 2002, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, there was no recognition of equity in (losses) income from the Local Limited
Partnerships for the years ended December 31, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002.

Distributions from the local limited partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $29,000 and $41,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

In December 2003, the Partnership sold its interest in Henrico limited partnership and realized a gain on sale of limited partnership interests of approximately $2,322,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. The Partnership used approximately $2,260,000 of the net proceeds to repay a portion of the interest on the past due non-recourse note payable in full satisfaction of the note. The remaining principal balance of approximately $1,675,000 and related accrued interest of approximately $620,000 was forgiven. Accordingly, the Partnership recognized a gain of approximately $2,295,000 on the extinguishment of debt during the year ended December 31, 2003.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $232,000 for the year ended December 31, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the year ended December 31, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates which is a limited partner of the Local Limited Partnership, which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership approximately $518,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership realized a gain of approximately $869,000 for the year ended December 31, 2002. During the year ended December 31, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the year ended December 31, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $325,000 and $351,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales and foreclosures of certain Local Limited Partnerships during the years ended December 31, 2003 and 2002.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $195,000 and $305,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in legal fees is primarily related to litigation which occurred during 2002, partially offset by fees related to the cases discussed in "Item 3. Legal Proceedings". General and administrative expenses were approximately $98,000 for each of the years ended December 31, 2003 and 2002. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $43,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively.

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

Other

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at December 31, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 7.     Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                         Report of Independent Auditors






The Partners
Real Estate Associates Limited VII

We have audited the accompanying balance sheet of Real Estate Associates Limited VII as of December 31, 2003, and the related statements of operations, partners' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 3 and
8. The financial statements of these limited partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited VII at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, notes payable and related accrued interest totaling approximately $22,513,000 are in default due to non-payment upon maturity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                          /s/Ernst & Young LLP
Greenville, SC
April 20, 2004

                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                                DECEMBER 31, 2003
                                 (in thousands)


                        Assets

Investments in limited partnerships (Note 3)                                   $ --
Cash and cash equivalents                                                         237
Advances due from limited partnerships                                             46
     Total assets                                                              $ 283

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                  $ 8,180
   Accrued interest payable, in default
     (Notes 1 and 4)                                                           14,333
   Accrued fees due to affiliates (Note 5)                                         54
   Accounts payable and accrued expenses                                          105
                                                                               22,672
Contingencies (Note 7)

Partners' deficit:
   General partners                                         $ (547)
   Limited partners                                         (21,842)          (22,389)
        Total liabilities and partners' deficit                                $ 283


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)






                                                     Years Ended December 31,
                                                     2003               2002
Revenues:
  Interest income                                    $ 4                 $ 4
  Other income                                           9                  --
                                                        13                   4
Operating expenses:
  Management fees - partners (Note 5)                  325                 351
  General and administrative (Note 5)                   98                  98
  Legal and accounting                                 195                 305
  Interest                                             934               1,101
        Total operating expenses                     1,552               1,855

Loss from Partnership operations                    (1,539)             (1,851)
Gain on sale of limited partnership
  interests (Note 3)                                 2,604               9,425
Gain on extinguishment of debt (Note 4)              4,812               1,247
Distributions in excess of investment in
  limited partnerships (Note 3)                         29                  41

Net income                                         $ 5,906             $ 8,862

Net income allocated to general partners
  (1%)                                               $ 59               $ 89
Net income allocated to limited partners
  (99%)                                              5,847               8,773
                                                   $ 5,906             $ 8,862
Net income per limited partnership
  interest (Note 2)                                $377.10             $562.37


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                      (in thousands, except interest data)



                                                  General           Limited
                                                 Partners          Partners         Total

Partnership interests (A)                                            15,475

Partners' Deficit, December 31, 2001              $ (695)          $(36,462)      $(37,157)

Net income for the year ended
  December 31, 2002                                   89              8,773          8,862

Partners' Deficit, December 31, 2002                (606)            (27,689)      (28,295)

Net income for the year ended
  December 31, 2003                                   59              5,847          5,906

Partners' Deficit, December 31, 2003              $ (547)          $(21,842)      $(22,389)


(A)   Consists of 15,475  interests at December 31, 2003 and 15,505 interests at
      December 31, 2002. During 2003 and 2002, 30 and 95 interests were abandoned, respectively (Notes 2 and 9).

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                          Years Ended
                                                                         December 31,
                                                                      2003            2002
Cash flows from operating activities:
  Net income                                                        $ 5,906         $ 8,862
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Gain on sale of limited partnership interests                    (2,604)        (9,425)
     Gain on extinguishment of debt                                   (4,812)        (1,247)
     Changes in accounts:
      Due from affiliates, net                                            10            (13)
      Accrued interest payable                                        (1,326)        (2,663)
      Accounts payable and accrued expenses                               99            (58)
      Accrued fees due to affiliates                                     (27)        (4,129)
         Net cash used in operating activities                        (2,754)        (8,673)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interests                  2,604         11,118
  Advances to limited partnerships                                       (73)          (147)
  Repayment of advances to limited partnerships                          174             --
         Net cash provided by investing activities                     2,705         10,971

Cash flows from financing activities:
  Payments on notes payable                                               --         (2,240)
  Repayment of advance from affiliate                                     --           (558)
  Advance from affiliate                                                  --            558
         Net cash used in financing activities                            --         (2,240)

Net (decrease) increase in cash and cash equivalents                     (49)            58
Cash and cash equivalents, beginning of year                             286            228

Cash and cash equivalents, end of year                               $ 237           $ 286

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 2,260         $ 3,764

Supplemental disclosure of non-cash activity:
  Transfer of debt to purchaser of South Glen limited
   partnership                                                      $ 2,517           $ --
  Extinguishment of debt related to Henrico limited
   partnership                                                      $ 2,295           $ --

                See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 1 - Going Concern

The accompanying financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2002.

Twelve of the Partnership's twenty-four investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5% to 10%. Total outstanding accrued interest at December 31, 2003 is approximately $14,333,000. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling $22,513,000. During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. However, the general partner of the Local Limited Partnership has filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at December 31, 2003. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek additional operating advances from the general partner of the Partnership. However, the general partner is not obligated to fund such advances.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

On December 31, 2003, the Partnership sent a consent solicitation statement to the limited partners regarding amendment to the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") to 1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must exceed the tax liability to the limited partners resulting from that sale, and 2) modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that sales of projects or project interests in transactions that are not a series of related transactions do not require limited partner approval. This matter was approved and the Partnership Agreement was amended on January 21, 2004.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,505 and 15,600 for the years ended December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $237,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations information in Note 3 below have been restated as of January 1, 2002 to reflect the operations of South Glen Apartments and Henrico Apartments as loss from discontinued operations due to the sales of the Partnership's interests in these Local Limited Partnerships in 2003.

Note 3 - Investments in Limited Partnerships

As of December 31, 2003, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 24 Local Limited Partnerships which own residential low income rental projects consisting of 1,879 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2003.

In December 2003, the Partnership sold its interest in Henrico limited partnership and realized a gain on sale of limited partnership interests of approximately $2,322,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. The Partnership used approximately $2,260,000 of the net proceeds to repay a portion of the interest on the non-recourse note payable in full satisfaction of the note. The remaining principal balance of approximately $1,675,000 and related accrued interest of approximately $620,000 was forgiven. Accordingly, the Partnership recognized a gain of approximately $2,295,000 on the extinguishment of debt during the year ended December 31, 2003.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $232,000 for the year ended December 31, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the year ended December 31, 2003.

During August 2002, the Partnership purchased from the holder the matured notes owed by DPM Associates, which is a limited partner of the Local Limited Partnership which owns Danbury Park Manor, with a face value of $1,150,000 and related accrued interest of approximately $1,800,000, for approximately $765,000. In order to facilitate this purchase, the Corporate General Partner loaned the Partnership approximately $518,000. In October 2002, the Local Limited Partnership sold its investment property. The Partnership received proceeds of approximately $1,502,000 during 2002 in full payment of its advances and repayment of the notes it purchased in August 2002. The Partnership realized a gain of approximately $869,000 for the year ended December 31, 2002. During the year ended December 31, 2003, additional proceeds of approximately $50,000 were received by the Partnership and recorded as an additional gain on the sale for the year ended December 31, 2003.

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

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003, and the combined results of operations for each of the two years in the period ended December 31, 2003, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                           December 31, 2003
Assets:
  Land                                                           $ 2,332
  Buildings and improvements, net of accumulated
   depreciation of approximately $35,498                          17,176
  Other assets                                                     7,268
      Total assets                                               $26,776
Liabilities and Partners' Deficit:
  Mortgage notes payable                                         $23,406
  Notes payable                                                    3,085
  Accrued interest on notes payable                                5,174
  Other liabilities                                                2,991
                                                                  34,656

Partners' Deficit                                                 (7,880)

      Total Liabilities and Partners' Deficit                    $26,776

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2003             2002
                                                                         (Restated)
Revenues:
   Rental and other                                     $ 11,309         $ 10,882

Expenses:
  Depreciation and amortization                            1,512            1,525
  Interest                                                   870              892
  Operating                                                9,347            8,641
    Total expenses                                        11,729           11,058

  Loss from continuing operations                           (420)            (176)
  Income from discontinued operations                         --              339
Net (loss) income                                       $   (420)        $    163

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

Note 4 - Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2003, the Partnership is obligated on non-recourse notes payable of approximately $8,180,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $14,333,000 as of December 31, 2003. The notes matured between December 1999 and January 2002. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $22,513,000 as of December 31, 2003, are currently in default under the terms of the notes. During 2003, the Partnership paid approximately $2,260,000 in accrued interest payments from proceeds from the sale of Henrico Apartments. During 2002, the Partnership paid approximately $2,240,000 in principal payments and approximately $3,758,000 in accrued interest payments from proceeds from the sale of Goodlette Arms and the distribution of surplus cash associated with Rand Grove in 2002. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

In connection with the sale of the partnership  interest in Henrico in 2003 (see
Note 3), the Partnership paid approximately $2,260,000 in accrued interest on the non-recourse note payable in full satisfaction of the note. The remaining principal and interest aggregating approximately $2,295,000 was forgiven. The Partnership had no remaining investment related to this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. However, the general partner of the Local Limited Partnership has filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at December 31, 2003.

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

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $325,000 and $351,000 for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Partnership made payments of accrued fees to NAPICO of approximately $352,000 and $4,480,000, respectively, from proceeds from the sales of the Partnership's interest in Local Limited Partnerships (see "Note 3").

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $43,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively, and are included in general and administrative expenses.

During the year ended December 31, 2002, the Corporate General Partner advanced approximately $558,000 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships (see "Note 3"). Interest was charged at the prime rate plus 2%. Interest expense on these advances was approximately $6,000 for the year ended December 31, 2002. These advances and related accrued interest were repaid to the Corporate General Partner in October 2002.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at December 31, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

                                                  Years Ended December 31,
                                                     2003            2002

Net income per financial statements                $ 5,906         $ 8,862

  Other                                             (3,585)         (2,196)
  Partnership's share of limited local
   Partnership                                       3,737           2,342
Income per tax return                              $ 6,058         $ 9,008

Net income per limited partnership interest         $ 383           $ 568

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2003
                                                     (in thousands)

      Net deficit as reported                          $(22,389)
      Add (deduct):
        Deferred offering costs                           5,091
        Investment in Partnerships                      (19,011)
        Other                                            10,799
      Net deficit - federal tax basis                  $(25,510)

Note 7 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

Other Legal Matters

The holder of a Partnership note payable in the amount of $1,675,000 plus accrued interest payable of approximately $2,880,000 as of December 31, 2003, sought to compel the Partnership to execute a UCC-1 financing statement to perfect plaintiff's security interest in the Partnership's interest in the Henrico limited partnership. On December 11, 2003, the Partnership sold its interest in the Henrico limited partnership. The Partnership received net proceeds of approximately $2,322,000, approximately $2,260,000 of which was used to repay a portion of the interest on the note payable in full satisfaction of the note. The remaining balance of principal and interest of approximately $2,295,000 was forgiven. The Partnership had no investment balance related to this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. However, the general partner of the Local Limited Partnership has filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at December 31, 2003.

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

Note  8  -  Real  Estate  and   Accumulated   Depreciation  of  Local  Limited
         Partnerships in which Real VII Has Invested

All amounts in thousands


                                                         Buildings
                                                            And
                                        Notes             Related
                                       Payable            Personal
                           Mortgage  and Accrued          Property           Accumulated
       Description          Notes     Interest     Land    Total(2)(3)       Depreciation (3)

Aristocrat Manor           $ 3,074      $ --      $ 265   $ 4,394    $ 4,659    $ 1,960
Arkansas City Apts.            489          --       22       505      527         214
Bellair Manor Apts.            703          --      153     1,547    1,700        1,006
Birch Manor Apts. I            322       1,061       61     1,323    1,384          860
Birch Manor Apts. II           575         955       50     1,386    1,436          901
Bluewater Apts.              1,370          --      130     4,200    4,330        2,530
Clarkwood Apts. I              360       1,406       69     1,532    1,601          996
Clarkwood Apts. II             737       2,176       93     2,628    2,721        1,708
Hampshire House              2,498          --      101     3,945    4,046        2,564
Ivywood Apts.                1,307          --      200     2,939    3,139        1,914
Jasper County Prop.            650          --       33       833      866          751
Nantucket Apts.                458          --       35     1,304    1,339          849
Newton Apts.                   981          --       55     1,111    1,166        1,065
Oak Hill Apts.               1,557          --       76     3,089    3,165        2,010
Oakview Apts.                1,090          --       75     1,180    1,255          475
Oakwood Park I Apts.           124       1,070       63       854      917          556
Oakwood Park II Apts.          243       1,591      102     1,379    1,481          896
Pachuta Apts.                  439          --       21       505      526          493
Rand Grove Village           2,142          --      491     6,886    7,377        6,489
Richards Park Apts.            565          --       52     1,419    1,471          915
Shubuta Properties             437          --       23       590      613          530
Tradewinds East              1,829          --      118     5,719    5,837        3,602
Warren Heights Apts. I         934          --       22     2,203    2,225        1,432
Yorkview Estates               522          --       22     1,203    1,225          782
Total                      $23,406     $ 8,259    $2,332  $ 52,674  $55,006    $ 35,498

(2) Reconciliation of real estate and accumulated depreciation

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)

Real Estate

Balance at beginning of year                     $ 64,957       $ 84,151
Improvements (disposals) during the period            272        (3,086)
Loss of investments in Local Limited
 Partnerships                                     (10,223)      (16,108)
Balance at end of year                           $ 55,006       $ 64,957

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Accumulated Depreciation

Balance at beginning of year                     $ 42,621       $ 52,575
Depreciation expense for the period                 1,512          1,666
Loss of investments in Local Limited
 Partnerships                                      (8,635)       (8,857)
Disposals of rental properties                         --        (2,763)
Balance at end of year                           $ 35,498       $ 42,621

Note 9 - Abandonment Of Limited Partnership Interests

In 2003 and 2002, the number of Limited Partnership Interests decreased by 30 and 95 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              59    Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL VII; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership interests as of December 31, 2003.

            Name of Beneficial Owner             Number of Interests  % of Class

AIMCO Properties, L.P.                                 1,167.58          7.54%
  (affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 12.    Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $325,000 and $351,000 for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Partnership made payments of accrued fees to NAPICO of approximately $352,000 and $4,480,000, respectively, from proceeds from the sales of the Partnership's interest in Local Limited Partnerships.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $43,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively, and are included in general and administrative expenses.

During the year ended December 31, 2002, the Corporate General Partner advanced approximately $558,000 to the Partnership to fund operating expenses and the purchase of notes payable from one of the Local Limited Partnerships (see "Item
7. Financial Statements - Note 3"). Interest was charged at the prime rate plus 2%. Interest expense on these advances was approximately $6,000 for the year ended December 31, 2002. These advances and related accrued interest were repaid to the Corporate General Partner in October 2002.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at December 31, 2003. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

      Exhibit 99.12     Independent   Auditors   Report  for  Warren   Heights
                        Apartments

      Exhibit 99.13     Independent Auditors Report for Yorkview Estates, Ltd.

      Exhibit 99.14     Independent Auditors Report for Aristocrat Manor, Ltd.

      Exhibit 99.15     Independent   Auditors   Report  for   Arkansas   City
                        Apartments

      Exhibit 99.16     Independent  Auditors  Report  for  Bluewater  Limited
                        Partnership

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

      Exhibit 99.18     Independent Auditors Report for Newton Apartments,
                        Ltd.

      Exhibit 99.19     Independent Auditors Report for Oakview Apartments

      Exhibit 99.20     Independent  Auditors  Report for Rand  Grove  Village
                        Partnership

      Exhibit 99.21     Independent   Auditors   Report  for  Tradewinds  East
                        Associates Limited Dividend Housing Association

b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003, disclosing the court approval of the Stipulation of Settlement between the Corporate General Partner and the plaintiffs.

Current Report on Form 8-K dated December 30, 2003 and filed on January 2, 2004 disclosing the principal terms of the Stipulation of Settlement between the Corporate General Partner and the plaintiffs.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 for both 2003 and 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $26,000.

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


                                    Date: April 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                      Date: April 26, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: April 26, 2004
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 26, 2004
Brian H. Shuman                 Chief Financial Officer

                       REAL ESTATE ASSOCIATES LIMITED VII
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

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

   99.16    Independent Auditors Report for Bluewater Limited Partnership

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


Date:  April 26, 2004

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

Date:  April 26, 2004
                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership
                                    Investments Corp., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 26, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1


Independent Auditors' Report

To the Partners
Bellair Manor Apartments, Limited Partnership

We have audited the accompanying balance sheets of Bellair Manor Apartments, Limited Partnership, FHA Project No. 042-44174-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellair Manor Apartments, Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.2

Independent Auditors' Report

To the Partners
Birch Manor Apartments - Phase I

We have audited the accompanying balance sheets of Birch Manor Apartments - Phase I, FHA Project No. 042-44031-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments - Phase I as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.3

Independent Auditors' Report

To the Partners
Birch Manor Apartments - Phase II

We have audited the accompanying balance sheets of Birch Manor Apartments - Phase II, FHA Project No. 042-44144-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Manor Apartments - Phase II as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.4

Independent Auditors' Report

To the Partners
Clarkwood Apartments - Phase I

We have audited the accompanying balance sheets of Clarkwood Apartments - Phase I, FHA Project No. 042-44009-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase I as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.5

Independent Auditors' Report

To the Partners
Clarkwood Apartments - Phase II

We have audited the accompanying balance sheets of Clarkwood Apartments - Phase II, FHA Project No. 042-44066-PM-L8 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkwood Apartments - Phase II as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.6

Independent Auditors' Report

To the Partners
Hampshire House Apartments, Ltd.

We have audited the accompanying balance sheets of Hampshire House Apartments, Ltd., FHA Project No. 042-44274-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire House Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.7

Independent Auditors' Report

To the Partners
Ivywood Apartments Limited Partnership

We have audited the accompanying balance sheets of Ivywood Apartments Limited Partnership, FHA Project No. 043-44072-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivywood Apartments Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
February 12, 2004

Exhibit 99.8

Independent Auditors' Report

To the Partners
Oak Hill Apartments, Ltd.

We have audited the accompanying balance sheets of Oak Hill Apartments, Ltd., FHA Project No. 033-44149-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Hill Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.9

Independent Auditors' Report

To the Partners
Oakwood Park Apartments - Phase I

We have audited the accompanying balance sheets of Oakwood Park Apartments - Phase I, FHA Project No. 042-92503-LDC (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments - Phase I as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.10

Independent Auditors' Report

To the Partners
Oakwood Park Apartments - Phase II

We have audited the accompanying balance sheets of Oakwood Park Apartments - Phase II, FHA Project No. 042-55049-LDC (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Park Apartments - Phase II as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.11

Independent Auditors' Report

To the Partners
Richards Park Apartments

We have audited the accompanying balance sheets of Richards Park Apartments, FHA Project No. 042-44089-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richards Park Apartments as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
February 12, 2004

Exhibit 99.12

Independent Auditors' Report

To the Partners
Warren Heights Apartments, Ltd.

We have audited the accompanying balance sheets of Warren Heights Apartments, Ltd., FHA Project No. 042-44156-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Heights Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.13

Independent Auditors' Report


To the Partners
Yorkview Estates, Ltd.

We have audited the accompanying balance sheets of Yorkview Estates, Ltd., FHA Project No. 042-44151-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkview Estates, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 12, 2004

Exhibit 99.14

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Aristocrat Manor, Ltd.:

We have audited the accompanying financial statements of Aristocrat Manor, Ltd. (the "Partnership") as of December 31, 2003, and for the year then ended, as listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2004, on our consideration of the Partnership's internal control, and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 through 14 is presented for purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/  Jeffrey, Phillips, Mosley & Scott, P.A.

Little Rock, Arkansas
January 20, 2004

Exhibit 99.15

                          INDEPENDENT AUDITORS' REPORT

Partners
Arkansas City Apartments Limited Partnership
Arkansas City, Arkansas



      We have audited the accompanying Balance Sheets of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP, as of December 31, 2003 and 2002, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2004, on our consideration of ARKANSAS CITY APARTMENTS LIMITED PARTNERSHIP'S internal control structure and a report dated January 16, 2004, on its compliance with laws and regulations applicable to the financial statements.



/s/  Berry & Caccamisi, P.C.


Memphis, Tennessee
January 16, 2004

Exhibit 99.16

                          INDEPENDENT AUDITORS' REPORT

To the Partners of:
Bluewater Limited Dividend Housing Association
4275 Five Oaks Drive
Lansing, Michigan 48911

We have audited the accompanying balance sheet of Bluewater Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 35 as of December 31, 2003, and the related statements of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly in all material respects, the financial position of Bluewater Limited Dividend Housing Association, MSHDA No. 35 as of December 31, 2003, and the results of its operations, the changes in its cumulative income and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Bluewater Limited Dividend Housing Association, MSHDA No. 35 on pages 13 to 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic financial statements taken as a whole.

The data on page 15 for the years 1974 trough 2000 was not audited by us and, accordingly, we do not express an opinion on such data. The data for the years 1990 trough 2000 was audited by other auditors whose report dated January 29, 2001, stated that such information was fairly stated, in al material respects, in relation to the financial statements taken as a whole. The data for the years 1974 through 1989 was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of the partnership's internal control structure and on its compliance with laws and regulations

/s/FOLLMER RUDZEWICZ PLC
Certified Public Accountants
Southfield, Michigan
38-3460430


January 28, 2004

Exhibit 99.17

Independent Auditors' Report



To the Partners
Mount Union Apartments, Ltd.
a/k/a Nantucket Circle

We have audited the accompanying balance sheets of Mount Union Apartments, Ltd., a/k/a Nantucket Circle, FHA Project No. 042-44070-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Union Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the Partnership's partners could change in 2004, which might result in a change in Partnership operations. The ultimate effect, if any, on the Partnership's operations of a change in ownership cannot be presently determined.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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


/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
February 12, 2004

Exhibit 99.18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Newton Apartments, Ltd.
Jackson, Mississippi

We have audited the accompanying balance sheets of Newton Apartments, Ltd., RD Case No. 28-51-6406687535, a Mississippi limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newton Apartments, Ltd., RD Case No. 28-51-64087535, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued our reports dated March 3, 2004, on our consideration of Newton
Apartments, Ltd.'s internal control and on its compliance with specific requirements applicable to major RD programs and for non-major RD program transactions.


/s/Lyle, Walker & Co., P.A.
Ridgeland, Mississippi
March 3, 2004

Exhibit 99.19

                          INDEPENDENT AUDITORS' REPORT

Partners
Oakview Apartments Limited Partnership
Monticello, Arkansas



      We have audited the accompanying Balance Sheets of OAKVIEW APARTMENTS LIMITED PARTNERSHIP, as of December 31, 2003 and 2002, and the related Statements of Operations, Partners' Equity (Deficit) and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKVIEW APARTMENTS LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2004, on our consideration of OAKVIEW APARTMENTS LIMITED PARTNERSHIP'S internal control structure and a report dated January 16, 2004, on its compliance with laws and regulations applicable to the financial statements.



/s/Berry & Caccamisi, P.C.


Memphis, Tennessee
January 16, 2004

Exhibit 99.20

                          Independent Auditor's Report



To          the           Partners          HUD          Field          office
Director
RAND GROVE VILLAGE PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois


We have audited the accompanying balance sheet of RAND GROVE VILLAGE PARTNERSHIP, project No. 071-44126-LD an Illinois Limited Partnership, as of December 31, 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of RAND GROVE VILLAGE PARTNERSHIP as of December 31, 2003, and its profit or loss, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States or America.

In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2004, on our consideration of RAND GROVE VILLAGE PARTNERSHIP'S internal control and on our test of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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



January 14, 2004

Exhibit 99.21



                          INDEPENDENT AUDITORS' REPORT

To the Partners of:
Tradewinds East Associates Limited Dividend Housing Association
4275 Five Oaks Drive
Lansing, Michigan 48911

We have audited the accompanying balance sheet of Tradewinds East Associates Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 147 as of December 31, 2003, and the related statements of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tradewinds East Associates Limited Dividend Housing Association, MSHDA No. 147 as of December 31, 2003, and the results of its operations, the changes in its cumulative income and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Tradewinds East Associates Limited Dividend Housing Association, MSHDA No. 147 on pages 13 to 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic financial statements taken as a whole.

The data on page 15 for the years 1975 trough 2000 was not audited by us and, accordingly, we do not express an opinion on such data. The data for the years 1990 trough 2000 was audited by other auditors whose report, date January 29, 2001, stated that such information was fairly stated, in all material respects, in relation to the financial statements taken as a whole. The data for the years 1975 through 1989 was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations

/s/FOLLMER RUDZEWICZ PLC
Certified Public Accountants
Southfield, Michigan
38-3460430

January 28, 2004