Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2004-05-14
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)
                                 (in thousands)


                        Assets

Investments in limited partnerships (Note 3)                                $    --
Cash and cash equivalents                                                        77
Advances due from limited partnerships                                           46

     Total assets                                                           $   123

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                $ 8,180
   Accrued interest payable, in default
     (Notes 1 and 4)                                                         14,524
   Accounts payable and accrued expenses                                        140
                                                                             22,844
Contingencies (Note 6)

Partners' deficit:
   General partners                                       $   (550)
   Limited partners                                       (22,171)          (22,721)

        Total liabilities and partners' deficit                             $   123

                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                                                  Three Months Ended
                                                                       March 31,
                                                                  2004          2003
      Revenues:
        Interest income                                         $     1       $    --

      Operating expenses:
        Interest (Note 4)                                           191           232
        Management fees - partners (Note 5)                          67            70
        General and administrative (Note 5)                          17            17
        Legal and accounting                                         58            55
             Total operating expenses                               333           374

      Loss from Partnership operations                             (332)         (374)
      Gain on sale of limited partnership interests (Note 3)         --           262
      Gain on extinguishment of debt (Notes 3 and 4)                 --         2,517
      Net (loss) income                                         $  (332)      $ 2,405

      Net (loss) income allocated to general partners (1%)      $    (3)      $    24

      Net (loss) income allocated to limited partners (99%)        (329)        2,381
                                                                $  (332)      $ 2,405

      Net (loss) income per limited partnership interest        $(21.26)      $153.56


                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,475

Partners' deficit,
  December 31, 2003                     $ (547)          $(21,842)        $(22,389)

Net loss for the three months
  ended March 31, 2004                      (3)              (329)            (332)

Partners' deficit,
  March 31, 2004                        $ (550)          $(22,171)        $(22,721)


                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash flows from operating activities:
  Net (loss) income                                              $   (332)       $  2,405
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                     --            (262)
     Gain on extinguishment of debt                                    --          (2,517)
     Changes in accounts:
      Accrued interest payable                                        191             232
      Accounts payable and accrued expenses                            35              33
      Due from affiliates, net                                         --              10
      Accrued fees due to affiliates                                  (54)             11
         Net cash used in operating activities                       (160)            (88)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                          --             262
  Advances received from limited partnerships                          --             105
         Net cash provided by investing activities                     --             367

Net (decrease) increase in cash and cash equivalents                 (160)            279
Cash and cash equivalents, beginning of period                        237             286

Cash and cash equivalents, end of period                         $     77        $    565

Supplemental disclosure of non-cash activity:
  Transfer of debt to purchaser of South Glen limited
   partnership                                                   $     --        $  2,517


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

Twelve of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $14,524,000 as of March 31, 2004. The notes matured between December 1999 and January 2002. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $22,704,000 as of March 31, 2004, became payable prior to March 31, 2004. The Partnership has not made any payments during the three months ended March 31, 2004 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2003 prepared by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at March 31, 2004, and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the combined statements of operations information in Note 3 below have been restated as of January 1, 2003 to reflect the operations of South Glen Apartments and Henrico Apartments as income from discontinued operations due to the sales of the Partnership's interests in these Local Limited Partnerships in 2003.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for using the equity method.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,475 for the three months ended March 31, 2004 and 15,505 for the three months ended March 31, 2003.

Reclassifications

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2004, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 24 Local Limited Partnerships which own residential low income rental projects consisting of 1,879 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2004.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                                              Three Months Ended
                                                  March 31,
                                              2004         2003
                                                        (Restated)
Revenues
  Rental and other                          $ 2,827       $ 2,721
Expenses
  Depreciation                                  378           381
  Interest                                      218           223
  Operating                                   2,337         2,160
                                              2,933         2,764
Loss from continuing operations                (106)          (43)
Income from discontinued operations              --            85
Net (loss) income                            $ (106)       $ 42

In December 2003, the Partnership sold its interest in Henrico limited partnership and realized a gain on sale of limited partnership interests of approximately $2,322,000 for the year ended December 31, 2003. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. The Partnership used approximately $2,260,000 of the net proceeds to repay a portion of the interest on the non-recourse note payable in full satisfaction of the note. The remaining principal balance of approximately $1,675,000 and related accrued interest of approximately $620,000 was forgiven. Accordingly, the Partnership recognized a gain of approximately $2,295,000 on the extinguishment of debt during the year ended December 31, 2003.

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

Under recently adopted law and policy, HUD has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2004, the Partnership is obligated on non-recourse notes payable of approximately $8,180,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $14,524,000 as of March 31, 2004. The notes matured between December 1999 and January 2002. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating approximately $22,704,000 as of March 31, 2004, became payable prior to March 31, 2004 and are currently in default under the terms of the notes. There were no principal or interest payments made during the three months ended March 31, 2004 and 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

In connection with the sale of the partnership  interest in Henrico in 2003 (see
Note 3), the Partnership paid approximately $2,260,000 in accrued interest on the non-recourse note payable in full satisfaction of the note during the year ended December 31, 2003. The remaining principal and interest aggregating approximately $2,295,000 was forgiven. The Partnership had no remaining investment related to this Local Limited Partnership.

During the three months ended March 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $262,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at March 31, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership will recognize the deposit as income in the second quarter of 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at March 31, 2004.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $67,000 and $70,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $11,000 for each of the three months ended March 31, 2004 and 2003 and are included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership will recognize the deposit as income in the second quarter of 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at March 31, 2004.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

Twelve of the Partnership's twenty-four investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2004 is approximately $14,524,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership has not repaid the notes payable and is in default under the terms of the notes totaling approximately $22,704,000. During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership will recognize the deposit as income in the second quarter of 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at March 31, 2004. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At March 31, 2004, the Partnership had investments in 13 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2004 and 2003, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $67,000 and $70,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales of certain Local Limited Partnerships during 2003.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately
$58,000 and $55,000 for the three months ended March 31, 2004 and 2003, respectively. General and administrative expenses were approximately $17,000 for each of the three months ended March 31, 2004 and 2003. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for each of the three months ended March 31, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at March 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership is negotiating with an unrelated third party to purchase the property. The Partnership has no remaining investment balance related to this Local Limited Partnership at March 31, 2004.

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

   (b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

            Current Report on Form 8-K dated December 30, 2003 and filed on January 2, 2004 disclosing the principal terms of the Stipulation of Settlement between the Corporate General Partner and the plaintiffs.


            Current  Report  on Form 8-K  dated  January  21,  2004 and filed on
            January  27,  2004   disclosing   the   amendment  to  the  Restated
            Certificate and Agreement of Limited Partnership.

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


                               Date: May 13, 2004

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


Date:  May 13, 2004

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.