Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2004-08-16
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to __________

                         Commission file number 0-13810


                      REAL  ESTATE  ASSOCIATES  LIMITED VII
       (Exact Name of Small Business Issuer as Specified in Its Charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)
                                 (in thousands)


                        Assets

Investments in limited partnership (Note 3)                                 $    --
Advances due from limited partnerships                                           43
     Total assets                                                           $    43

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable, including $6,950 in default
      (Notes 1 and 4)                                                       $ 8,180
   Accrued interest payable, including $12,450
     in default (Notes 1 and 4)                                              14,700
   Accrued fees due to affiliates (Note 5)                                       32
   Accounts payable and accrued expenses                                         93
                                                                             23,005
Contingencies (Note 6)

Partners' deficit:
   General partners                                       $   (553)
   Limited partners                                       (22,409)          (22,962)

     Total liabilities and partners' deficit                                $    43

                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2004          2003           2004          2003
   Revenues:
     Interest income                        $        --   $         2   $         1    $         2

   Operating expenses:
     Interest (Note 4)                              193           235           384            467
     Management fees - partners (Note 5)             66            93           133            163
     General and administrative (Note 5)             21            21            38             38
     Legal and accounting                            76            83           134            138
          Total operating expenses                  356           432           689            806

   Loss from Partnership operations                (356)         (430)         (688)          (804)
   Distributions in excess of investment
   in limited partnerships (Note 3)                  119            29           119             29
   Advances to limited partnerships
     charged to expense                               (4)           --            (4)           --
   Gain on sale of limited partnership
     interests (Note 3)                              --            20            --            282
   Gain on extinguishment of debt
     (Notes 3 and 4)                                 --            --            --          2,517

   Net (loss) income                             $(241)        $ (381)       $ (573)   $     2,024

   Net (loss) income allocated to general
     partners (1%)                               $  (2)        $  (4)        $   (6)   $        20

   Net (loss) income allocated to limited
     partners (99%)                               (239)         (377)          (567)         2,004


                                            $      (241)       $ (381)       $ (573)   $     2,024

   Net (loss) income per limited
     partnership interest                   $   (15.44)       $ (24.31)     $(36.64)   $    129.25



                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,475

Partners' deficit,
  December 31, 2003                     $ (547)          $(21,842)        $(22,389)

Net loss for the six months
  ended June 30, 2004                       (6)              (567)            (573)

Partners' deficit,
  June 30, 2004                         $ (553)          $(22,409)        $(22,962)

                See Accompanying Notes To Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)




                                                                        Six Months Ended
                                                                            June 30,
                                                                      2004            2003
Cash flows from operating activities:
  Net (loss) income                                                  $  (573)        $ 2,024
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                        --            (282)
     Gain on extinguishment of debt                                       --          (2,517)
     Advances to limited partnerships charged to expense                   4              --
     Change in accounts:
      Accrued interest payable                                           367             467
      Accounts payable and accrued expenses                              (13)             39
      Due from affiliates, net                                            --              10

      Accrued fees due to affiliates                                     (22)            (81)
         Net cash used in operating activities                          (237)           (340)


Cash flows from investing activities:
  Advances to limited partnerships                                        --             (66)
  Advances received from limited partnerships                             --             174
  Proceeds from sale of limited partnership interests                     --             282
         Net cash provided by investing activities                        --             390

Net (decrease) increase in cash and cash equivalents                    (237)             50
Cash and cash equivalents, beginning of period                           237             286

Cash and cash equivalents, end of period                             $    --         $   336

Supplemental disclosure of non-cash activity:
Transfer of debt to purchaser of South Glen limited
  partnership                                                        $    --         $ 2,517
Reduction of accrued interest on Tradewinds East
  note payable                                                       $    17         $    --


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

Twelve of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $14,700,000 as of June 30, 2004. The notes originally were scheduled to mature between December 1999 and January 2002. The general partner of the Partnership negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The remaining notes payable and related accrued interest payable, aggregating approximately $19,400,000 as of June 30, 2004, became payable prior to June 30, 2004. The Partnership has not made any payments during the six months ended June 30, 2004 and is in default under the terms of the notes. Subsequent to June 30, 2004, approximately $1,340,000 in principal and approximately $2,263,000 in related accrued interest was repaid as a result of the sale of Rand Grove (as discussed in Note 7). Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003, respectively.

The general partners collectively share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II"). NAPICO is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the combined statements of operations information in Note 3 below have been restated as of January 1, 2003 to reflect the operations of South Glen Apartments, Henrico Apartments and Rand Grove Apartments as (loss) income from discontinued operations due to the sales of the Partnership's interests in these Local Limited Partnerships.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for using the equity method.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,475 for the three and six months ended June 30, 2004 and 15,505 for the three and six months ended June 30, 2003.

Reclassifications

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements for periods ending after December 15, 2004.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2004, the Partnership holds limited partnership interests in 13 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 24 Local Limited Partnerships which own residential low income rental projects consisting of 1,879 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2004.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the six months ended June 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (in thousands):


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                       2004          2003         2004         2003
                                                  (Restated)                (Restated)
Revenues
  Rental and other                   $ 2,282       $ 2,294      $ 4,642      $ 4,252

Expenses
  Depreciation                           363           384          726          704
  Interest                               179           161          359          320
  Operating                            2,029         1,802        3,897        3,423
                                       2,571         2,347        4,982        4,447
Loss from continuing operations         (289)          (53)        (340)        (195)
(Loss) income from discontinued
  operations                             (55)           90         (110)         225
Net (loss) income                     $ (344)        $ 37        $ (450)       $ 30

In August 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party. This amount was net of approximately $1,340,000 in principal repayments and $2,263,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the remaining proceeds of approximately $3,016,000 will be recognized in the third quarter as distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2004.

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

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. During the three months ended June 30, 2003, the Partnership paid a commission of approximately $30,000 in connection with the sale, resulting in a total gain recognized on the sale of approximately $232,000 for the six months ended June 30, 2003. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the six months ended June 30, 2003.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2004, the Partnership is obligated on non-recourse notes payable of approximately $8,180,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $14,700,000 as of June 30, 2004. The notes originally were scheduled to mature between December 1999 and January 2002. The Corporate General Partner of the Partnership negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The remaining notes payable and related accrued interest payable, aggregating approximately $19,400,000 as of June 30, 2004, became payable prior to June 30, 2004 and are currently in default under the terms of the notes. There were no principal or interest payments made on these notes during the six months ended June 30, 2004 and 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

The Partnership received a gross distribution of approximately $19,000 from surplus cash from Tradewinds East Limited Partnership during the six months ended June 30, 2004. Approximately $17,000 was sent to the holder of the Tradewinds East note payable, which was applied to accrued interest. The Partnership received the remaining cash of approximately $2,000.

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

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the three and six months ended June 30, 2004. In August 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party. This amount was net of approximately $1,340,000 in principal repayments and $2,263,000 in interest repayments on non-recourse notes payable.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $133,000 and $163,000 for the six months ended June 30, 2004 and 2003, respectively. Approximately $25,000 is owed to NAIPICO at June 30, 2004 and is included in accrued fees due to affiliates.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $22,000 for each of the six months ended June 30, 2004 and 2003 and are included in general and administrative expenses. Approximately $7,000 is owed to NAPICO at June 30, 2004 and is included in accrued fees due to affiliates.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to June 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party. This amount was net of approximately $1,340,000 in principal repayments and $2,263,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the remaining proceeds of approximately $3,016,000 will be recognized in the third quarter as distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2004. The General Partner is currently evaluating the cash needs of the Partnership to determine the distribution, if any, to its partners.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2002. Subsequent to June 30, 2004, the Partnership received approximately $3,023,000 in net proceeds from the sale of a Local Limited Partnership, see "Item 1 - Financial Statements - Note 7".

Twelve of the Partnership's twenty-four investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $8,180,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2004 is approximately $14,700,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Corporate General Partner negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. The Partnership received a distribution of approximately $19,000 from Tradewinds East Limited Partnership during the six months ended June 30, 2004, approximately $17,000 of which was used to make a payment of accrued interest on the related note payable.

The Partnership has not repaid the remaining notes payable and is in default under the terms of the notes totaling approximately $19,400,000. During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the three and six months ended June 30, 2004. In August 2004, the Partnership received approximately
$3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party. This amount was net of approximately $1,340,000 in principal repayments and $2,263,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the remaining proceeds of approximately $3,016,000 will be recognized in the third quarter as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at June 30, 2004. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At June 30, 2004, the Partnership had investments in 13 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three and six months ended June 30, 2004 and 2003, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2003.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $262,000. During the three months ended June 30, 2003, the Partnership paid a commission of approximately $30,000 in connection with the sale, resulting in a total gain recognized on the sale of approximately $232,000 for the six months ended June 30, 2003. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the six months ended June 30, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $133,000 and $163,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales of certain Local Limited Partnerships during 2003.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $134,000 and $138,000 for the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses were approximately $38,000 for each of the six months ended June 30, 2004 and 2003. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $22,000 for each of the six months ended June 30, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at June 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements for periods ending after December 15, 2004.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

            See Exhibit Index.

   (b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 2004.

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


                              Date: August 16, 2004

                       REAL ESTATE ASSOCIATES LIMITED VII
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

   3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission on Form S-11 No 2-84816, which is hereby incorporated by reference.

   10.1     Purchase   and  Sale   Contract   between   Rand   Grove   Village
            Partnership, as Seller, and Heartland Realty Investors, Inc., as Purchaser, is incorporated herein.*

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

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Schedules and supplemental materials to the exhibit have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

         Exhibit 10.1



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                         RAND GROVE VILLAGE PARTNERSHIP,

                        an Illinois limited partnership,





                                    AS SELLER






                                       AND



                        HEARTLAND REALTY INVESTORS, INC.

                            a Minnesota corporation,



                                  AS PURCHASER

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1   DEFINED TERMS....................................................1


ARTICLE 2   PURCHASE AND SALE OF PROPERTY....................................5


ARTICLE 3   PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS....................5


ARTICLE 4   FINANCING........................................................6


ARTICLE 5   FEASIBILITY PERIOD...............................................6


ARTICLE 6   TITLE AND SURVEY.................................................9


ARTICLE 7   CLOSING.........................................................11


ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND
            PURCHASER.......................................................16


ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING.................................20


ARTICLE 10  BROKERAGE.......................................................21


ARTICLE 11  POSSESSION......................................................22


ARTICLE 12  DEFAULTS AND REMEDIES...........................................22


ARTICLE 13  RISK OF LOSS OR CASUALTY........................................23


ARTICLE 14  INTENTIONALLY OMITTED...........................................24


ARTICLE 15  EMINENT DOMAIN..................................................24


ARTICLE 16  MISCELLANEOUS...................................................24


ARTICLE 17  OPERATION OF THE PROPERTY.......................................30

EXHIBITS

       A      LEGAL DESCRIPTION OF LAND

       B      FORM OF ESCROW AGREEMENT

       1.1.7  LIST OF EXCLUDED PERMITS

      1.1.8   LIST OF EXCLUDED FIXTURES AND TANGIBLE PERSONAL PROPERTY

       3.1.1  FORM OF QUITCLAIM DEED

       5.6    LIST OF MATERIALS

       6.2.1  LIST OF EXISTING TITLE MATTERS

       7.2.1.1FORM OF DEED

      7.2.1.2 FORM OF BILL OF SALE
7.2.1.3.....FORM OF GENERAL ASSIGNMENT

      7.2.1.13   FORM OF HAP ASSIGNMENT
8.1.1.4.....LIST OF PENDING LITIGATION

      STATE RIDER (ILLINOIS)

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the 24th day of June, 2004, by and between RAND GROVE VILLAGE PARTNERSHIP, an Illinois limited partnership, having a principal address c/o Rosewood Apartments Corporation, 6100 Center Drive, Suite 800, Los Angeles, California 90045 ("Seller") and HEARTLAND REALTY INVESTORS, INC., a Minnesota corporation, having a principal address at 4802 Nicollet Avenue South, Minneapolis, Minnesota 55409 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS
R-1 Seller holds legal title to the real estate described in Exhibit A attached hereto and made a part hereof. R-2 Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth in this Purchase Contract (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by Deed (as hereinafter defined) to Purchaser. R-3
Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth in this Purchase Contract. R-4 Purchaser intends to make investigations regarding the Property and Purchaser's intended use of the Property, as Purchaser deems necessary and desirable.
ARTICLE 1
                                  DEFINED TERMS
1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this ARTICLE 1 below.


1.1.1 [INTENTIONALLY OMITTED].


1.1.2 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State in which the Land is located.


1.1.3 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.


1.1.4 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available United States funds.


1.1.5 "Deed" means a limited or special warranty deed or equivalent deed customarily used in the applicable jurisdiction.


1.1.6 "Effective Date" means the date on which Seller and Purchaser last execute this Purchase Contract.


1.1.7 "Excluded Permits" means those Permits, which, under applicable law or by their terms, are nontransferable, and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.7, if any, attached hereto.


1.1.8 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the Effective Date (or hereafter acquired by Seller prior to the Closing Date) and used or usable in connection with any present or future occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by any Tenant and guest, employee or other person furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or (iv) any software owned by or licensed to Seller with respect to the Property or Seller, or (v) the property and equipment, if any, expressly identified in Exhibit 1.1.8.


1.1.9 "HAP Contract" means any existing Housing Assistance Payments Contract applicable to the Property, between the United States of America acting through its Secretary of Housing and Urban Development, and Seller or its predecessor in interest, as such contract may have been amended from time to time.
1.1.10      "HUD"  means The United  States  Department  of Housing  and Urban
Development.


1.1.11 "HUD Loan Documents" means the Note, the Mortgage, the Regulatory Agreement and all other ancillary security documents.


1.1.12 "Improvements" means all buildings and improvements located on the Land taken "as is".


1.1.13 "Land" means all of those certain tracts of land described on Exhibit A attached hereto, and all rights, privileges and appurtenances pertaining thereto.


1.1.14 "Lease(s)" means all rights and interests of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the Property or thereafter as permitted in ARTICLE 17.


1.1.15 "Management Contract" means that certain Management Agreement, dated February 6, 1995, between Seller and Manager pertaining to the Land and Improvements.


1.1.16      Manager" means Metro Management, Inc.


1.1.17 "Material Adverse Effect" means a material adverse effect on the financial condition or results of operation of the Property.


1.1.18 "Miscellaneous Property Assets" means all contract rights (including, without limitation, rights under any HAP Contract), leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, but only to the extent transferable, including the residual receipts account but excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) Fixtures and Tangible Personal Property, (vi) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vii) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (viii) utility and similar deposits, or (ix) insurance or other prepaid items, (x) any capital replacement, repair or other reserves held by Seller, or any other party on behalf of or for the benefit of Seller, with respect to the Property, (xi) Seller's proprietary books and records, (xii) escrows held by Mortgagee for real property taxes, insurance and mortgage insurance premiums, (xiii) HAP Contract subsidy payments through the Closing Date, or (xiv) the Management Contract, except to the extent that Seller receives a credit on the closing statement for any such item in which event such item shall be transferred to Purchaser if transferable.


1.1.19 "Mortgage" means that certain Mortgage made by Seller or its predecessor in interest in favor of Baird and Warner, Inc., an Illinois corporation, recorded on December 8, 1972, as Document No. 21152339, and Supplemental Mortgage from Seller to Baird and Warner, Inc., recorded January 13, 1975, as Document No. 22960464, as modified and consolidated by instrument recorded January 13, 1975, as Document No. 22960465 and which were assigned to Mortgagee by Assignment recorded August 30, 1993 as Document No. 93685759, in the Cook County Recorder's Office, Illinois records.


1.1.20 "Mortgagee" means Manufacturers and Traders Trust Company, the current holder of record of the Mortgage.


1.1.21 "Note" means those certain Notes made by Seller in favor of Baird and Warner, Inc., in the original principal amounts of $3,656,000.00 and $60,600.00, which is secured by the Mortgage and endorsed for insurance by the Secretary of Housing and Urban Development pursuant to Section 236 of the National Housing Act. Said Note has been assigned and is currently held by Manufacturers and Traders Trust Company.


1.1.22 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.


1.1.23 "Permitted Exceptions" means those exceptions or conditions permitted to encumber or affect the title to the Property in accordance with the provisions of Section 6.2.


1.1.24 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the centerline thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements, together with all Fixtures and Tangible Personal Property, all Property Contracts and Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.


1.1.25 "Property Contracts" means all purchase orders, Union Contracts, maintenance, service, or utility contracts and similar contracts, excluding Leases and the Management Contract, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent transferable, and shall also mean any third party maintenance, service, marketing or other contract relating to the Property which Seller is obligated to cause successors-in-interest to enter into upon purchase of the Property.


1.1.26 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.


1.1.27 "Purchase Price" shall have the meaning ascribed thereto in Section 3.1.


1.1.28 "Regulatory Agreement" means the certain Regulatory Agreement applicable to the Property, dated November 15, 1972, between Seller or its predecessor in interest and the Secretary of Housing and Urban Development.


1.1.29 "Survey" shall have the meaning ascribed thereto in Section 6.11.


1.1.30 "Surviving Obligations" shall mean Purchaser's obligations under Sections 5.4, 5.6, 7.1.3, 7.1.4, 7.1.5, 7.1.6, 8.2.6, 10.1, 16.3 and 16.13 and the
obligations of Seller under Sections 7.1.3, 7.1.4, 7.1.5, 7.1.6 and 10.1, obligations shall survive the Closing or termination of the Purchase Contract as provided herein.


1.1.31 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.


1.1.32 "Title  Commitment"  shall have the meaning  ascribed  thereto in Section
6.1.


1.1.33 "Title Insurer" means Fidelity National Title Insurance Company of New York, whose address is Two Park Avenue, New York, New York 10016,
Attn:  John  Tonelli,  Telephone  No.  (212)  481-5858,  Facsimile  No.  (212)
481-8747.


1.1.34 "Union Contracts" means all collective bargaining agreements or similar contracts between Seller or its affiliates and national or local labor unions concerning the Property or employees of Seller or its affiliates at the Property.


                                   ARTICLE 2
                          PURCHASE AND SALE OF PROPERTY


2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3
                PURCHASE PRICE, DEPOSIT AND ESCROW PROVISIONS


3.1 The total purchase price ("Purchase Price") for the Property shall be Eight Million Five Hundred Thirty Five Thousand Eight Hundred and No/100 Dollars ($8,535,800.00), which shall be paid by Purchaser, as follows:


3.1.1 On or before the last day of the Feasibility Period (as hereinafter defined), Purchaser shall deliver to the Title Insurer, as escrow agent, a deposit in the sum of $210,000.00 in cash, by wire transfer or certified check (such sum, with all interest accrued thereon, being hereinafter referred to and held as the "Deposit"). On the date hereof, Purchaser shall also deliver a quitclaim deed to the Title Insurer in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.


3.1.2 The Title Insurer shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. The Title Insurer shall invest the Deposit in an interest-bearing bank account or money market fund or such investment as Seller and Purchaser shall jointly agree, in writing, with such agreement being provided to Title Insurer in writing.


3.1.3 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date and the Purchase Price shall be paid at Closing to Seller in immediately available United States funds. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction in all material respects of a condition precedent to Purchaser's obligations that is not caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, except for the Surviving Obligations.


3.1.4 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller that is not caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser or failure of performance by Seller that is caused by or attributable to, directly or indirectly, any act or failure to act of Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 hereof.


                                   ARTICLE 4
                                    FINANCING


4.1 Purchaser assumes full responsibility to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

4.2 Not later than twenty (20) days after the Effective Date, Seller shall give notice to HUD of its intent to prepay the Note as required by and in accordance with Section 219(b)(3) of the Departments of Veteran Affairs and Housing and Urban Development, and Independent Agencies Appropriations Act, 1999, if applicable. Such notice shall not be binding on Purchaser. Seller shall not be obligated to prepay the Note until the Closing Date and then only from the proceeds of the Purchase Price. If the aforesaid Section 219(b)(3) is applicable, Purchaser agrees that it will not increase the rent charges for any dwelling unit on the Property during the 60-day period beginning upon such prepayment of the Note.

            All costs and expenses incurred in connection with any financing of the acquisition of the Property by Purchaser pursuant to this Purchase Contract shall be solely the responsibility of Purchaser.


                                   ARTICLE 5
                               FEASIBILITY PERIOD


5.1 Subject to the terms of Section 5.4 below, for Thirty (30) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property to do the following:


5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, environmental site assessments, risk assessments or inspections for the presence of lead based paint and lead based paint hazards, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).


5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.


5.1.3 To ascertain and confirm the suitability of the Property for Purchaser's intended use of the Property.


5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information.


5.2 Purchaser acknowledges that there is pending litigation with respect to the removal of Metropolitan Housing Development Corporation as general partner of Seller. Additionally, Purchaser acknowledges that Manager is affiliated with the general partner removed pursuant to said litigation. Seller makes no representations or warranties to Purchaser with respect to Purchaser's ability to access the Property or Materials as hereinafter defined and as provided in Sections 5.1 and 5.6 or with respect to Manager's cooperation with those rights granted by Seller under Section 5.1 and 5.6, but shall use commercially reasonable efforts to provide such access and the Materials.


5.3 Should the results of any of the matters referred to in Section 5.1 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and the Title Insurer on or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, which Notice shall specify in detail the reasons for such termination. If Purchaser exercises such right to terminate, (a) this Purchase Contract shall terminate and be of no further force and effect, except for the Surviving Obligations, (b) the Title Insurer shall forthwith deliver a properly executed quitclaim deed of all of Purchaser's right and interest in the Property to Seller, then promptly return the Deposit to Purchaser, and (c) upon request of Seller, Purchaser shall promptly deliver to Seller copies of all or selected reports, tests, analyses, studies, or surveys prepared by the Consultants in connection with the Property. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, the Deposit will become non-refundable except as otherwise expressly contemplated hereby, this Purchase Contract shall remain in full force and effect, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9.


5.4 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that, in Seller's reasonable judgment, could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall exercise commercially reasonable efforts to minimize disruption to the Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain commercial general liability insurance with broad form contractual and personal injury liability endorsements with respect to Purchaser's activities on the Property pursuant to this ARTICLE 5, in amounts (including deductible amount of no more than $10,000 per occurrence and in the aggregate) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as additional named insureds, with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall be on an occurrence basis and shall provide combined single limit coverage of not less than $2,000,000.00 (per occurrence and in the aggregate) for bodily injury, death and property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.


5.5 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give Notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.


5.6 Subject to those matters described in Section 5.2 above, Seller shall use commercially reasonable efforts to make available for inspection (or deliver to Purchaser at Seller's sole option) within ten (10) calendar days from the Effective Date the materials and information listed on Exhibit 5.6 attached hereto and made a part hereof (the "Materials") to the extent in Seller's possession or control. There is no assurance that Seller will be able to make such inspection possible. In no event shall Seller be required to disclose to Purchaser information regarding the partners of Seller, distributions to partners or other partnership information not relating to the condition or operation of the Property or appraisals or other valuation information. If the sale of the Property is not closed by the date fixed therefor or if the Purchase Contract is terminated for any reason, Purchaser shall, within five (5) calendar days, return all such Materials to Seller. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.


5.7 During the Feasibility Period, Purchaser shall establish to Purchaser's satisfaction the scope and requirements of any HUD required plan of correction or development related to the Property's Real Estate Assessment Center ("REAC") score. Additionally, during the Feasibility Period, Purchaser and HUD shall agree on the form of the Rental Use Agreement which must be executed by Purchaser at Closing.


                                   ARTICLE 6
                                TITLE AND SURVEY


6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment") issued by the Title Insurer for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause copies thereof to be delivered to Seller during the Feasibility Period. Seller and Purchaser agree that the cost of the title insurance premium and examination shall be allocated in accordance with local custom. Purchaser agrees that it shall be solely responsible for payment of all other costs, including, but not limited to, a mortgagee policy or endorsements, relating to procurement of the Title Commitment and any owner's title insurance policy.


6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is marketable and any Deed conveyance pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the Deed and title subject thereto (except for those matters that Seller has agreed to cure pursuant to Section 6.7):


6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto, by the end of the Feasibility Period;


6.2.2 Such exceptions and matters as approved by Purchaser and as the Title Insurer shall be willing to omit as exceptions to coverage;


6.2.3 All Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business, provided such were disclosed to Purchaser prior to the end of the Feasibility Period in accordance with ARTICLE 17 hereof;


6.2.4 Real estate and property taxes for the calendar year in which Closing occurs to the extent not due and payable; and


6.2.5 All matters of public record as of the effective time of the Title Commitment (as approved by Purchaser).


6.2.6 Any matter affecting title to the Property resulting from any act or failure to act of Purchaser.


6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage, deed to secure debt or deed of trust liens, that payoff letters from the holder of the mortgage, deed to secure debt or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the owner's and mortgagee's title insurance policies issued at Closing), together in either case, with recording and/or filing fees.


6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.


6.5 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the Property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any owner's or lender's mortgagee insurance policy.


6.6 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past five (5) years prior to such Closing, such financing statements shall not be deemed an objection to title.


6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to ninety (90) calendar days. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver so long as the conditions precedent to Closing set forth in Article 9 have been fulfilled.


6.8 If Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause Title Insurer to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event Purchaser shall release and quitclaim all of Purchaser's right and interest in such Property to Seller, and the parties hereto shall have no further obligations to each other, except for the Surviving Obligations, and the Deposit shall be immediately returned to Purchaser.


6.9 Prior to Closing Purchaser may obtain an endorsement to the Title Commitment which, among other things, will bring the effective date of the Title Commitment to as current a date as is then possible. If such endorsement shall add any exceptions to the Title Commitment which render title to the Property unmarketable, then Purchaser shall provide Seller with Notice as provided in
Section 6.7 hereof and the provisions of Section 6.7 hereof shall apply. Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Leases and Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date.


6.10 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception that has been waived or deemed to have been waived by Purchaser.


6.11 Purchaser, at Purchaser's sole cost and expense, may cause to be prepared a survey for the Property ("Survey"). An original counterpart of the Survey shall be promptly delivered by Purchaser to Seller (and its attorney). Purchaser, at Purchaser's sole cost and expense, may cause to be prepared an environmental report for the Property ("Environmental Report"). In the event the perimeter legal description of the Property contained in the Survey differs immaterially from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the Deed delivered to Purchaser at Closing, and the Survey legal description shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing.


6.11.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.


6.11.2 Purchaser agrees to make payment in full of all costs of obtaining any Survey on or before Closing or termination of this Purchase Contract.


6.12 Purchaser shall notify Seller on or before the last day of the Feasibility Period of any maintenance, service or similar contract which relate to the ownership, maintenance, construction or repair, and/or operation of the Property and are cancelable on 90 days' or shorter notice without penalty which Purchaser does not desire to assume ("Rejected Contracts"). Promptly after it is determined that (a) Purchaser has no title objections, or (b) Purchaser has elected to proceed to Closing pursuant to Section 6.8, Seller shall give notice of cancellation to each service provider under the Rejected Contracts. To the extent that as of Closing any of the Rejected Contracts have not yet terminated (due to less advance notice of cancellation than required thereunder) Purchaser shall assume the obligations of such Rejected Contract after Closing until the cancellation becomes effective.


                                   ARTICLE 7
                                     CLOSING


7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.
7.1.1 The Closing shall occur no later than 2:00 p.m. Eastern Standard Time or Eastern Daylight Time (whichever is in effect as of the Closing Date), on the date that is sixty (60) calendar days after the expiration of the Feasibility Period, through an escrow with the Title Insurer, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.


7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) calendar days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser, provided Seller shall use best efforts to satisfy such condition.


7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, real and personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period through and including the Closing Date (and credited for any amounts paid by Seller attributable to the period after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period after the Closing Date. All deposits required under Tenant leases not applied prior to the Closing Date, if any, shall either be transferred by Seller to Purchaser at the Closing or Purchaser shall be given a credit therefor against the Purchase Price, as Seller may elect. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions under Leases executed after the Effective Date, together with any payments due parties under the Property Contracts assumed by Purchaser, provided all of the foregoing have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments (imposed prior to Closing) payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be adjusted as provided in Section 7.1.4 hereof. Seller shall pay any certified, confirmed and ratified special assessment liens that exist on the Property as of the Closing Date. Any special assessment liens on the Property that are pending as of the Closing Date shall be assumed and paid by Purchaser. If the improvement giving rise to the special assessment lien has been substantially completed as of the Closing Date, then any pending lien or special assessment on the Property shall, for purposes of the application of this paragraph, be considered certified, confirmed and ratified. For purposes of this
Section 7.1.3 and Sections 7.1.4 and 7.1.5 the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).


7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.


7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Purchaser after the Closing are due and payable to the Seller by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the Seller. Any monies received by Seller after Closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the General Assignment as described in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without  limitation,  the  delivery  to  Seller,  within  seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period and shall survive Closing.


7.1.6 Purchaser and Seller agree that the cost of all transfer taxes, excise taxes and recording costs with respect to the Closing shall be paid in accordance with local custom. Seller and Purchaser shall share equally in the costs of the escrow fees of the Title Insurer, but not any other of Title Insurer's fees and charges except as provided herein. All closing costs and fees other than those allocated in this Purchase Contract shall be paid by Purchaser and/or Seller in accordance with the custom of the city and state in which the Land is located. The provisions of this Section 7.1.6 shall survive Closing and shall expire at the end of the Proration Period.


7.1.7 [INTENTIONALLY OMITTED].


7.1.8 Any funds held in any capital replacement or repair reserve account shall be retained by the Seller. Any funds held in a residual receipt account shall be transferred without cost to Purchaser, to the extent the transfer or release is permitted by HUD.
7.2   Items To Be Delivered Prior To Or At Closing.


7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:


7.2.1.1 The Deed in the form attached as Exhibit 7.2.1.1 to Purchaser. The acceptance of the Deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.


7.2.1.2 A Bill of Sale  without  recourse or  warranty  in the form  attached as
Exhibit 7.2.1.2 covering all Property Contracts, Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.


7.2.1.3 A General Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.


7.2.1.4     A closing statement executed by Seller.


7.2.1.5 A seller/vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy to be issued pursuant to the Title Commitments (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing).


7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.


7.2.1.7 Except for the items expressly listed herein to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.


7.2.1.8 To the extent in Seller's possession or control, original copies of the Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels, letters executed by Seller and, upon the request of Purchaser, its management agent, addressed to all Tenants notifying the Tenants of the sale and transfer of the Property to Purchaser.


7.2.1.9 Proof that Seller is duly and validly organized and presently existing in good standing under the laws of the state of its respective formation and that the individuals executing the documents on behalf of Seller described in this Section are duly authorized.


7.2.1.10 Evidence of notice of cancellation of the Rejected Contracts as required in Section 6.12.


7.2.1.11 Evidence that notice of the termination of the Management Contract has been delivered.


7.2.1.12    [INTENTIONALLY OMITTED].


7.2.1.13 An Assignment of Housing Assistance Payment Contract in the form attached as Exhibit 7.2.1.13.


7.2.1.14 Such other documents as are reasonably necessary to consummate the transactions herein contemplated in accordance with the terms of this Purchase Contract.


7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Insurer (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:


7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Insurer, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages, deeds to secure debt or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.


7.2.2.2     A closing statement executed by Purchaser.


7.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 7.2.1.2.


7.2.2.4     A  countersigned   counterpart  of  the  Assignment  in  the  form
attached as Exhibit 7.2.1.3.


7.2.2.5     A   countersigned   counterpart   of  the  Assignment  of  Housing
Assistance Payment Contract.


7.2.2.6 Such other documents as are reasonably necessary to consummate the transactions herein contemplated in accordance with the terms of this Purchase Contract.


                                   ARTICLE 8
      REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER


8.1   Representations and Warranties of Seller.
8.1.1 Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):


8.1.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and, subject to Section 9.2.4 and the approvals and consents required from Mortgagee and HUD, has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 9.2.4, this Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;


8.1.1.2 To Seller's knowledge, other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;


8.1.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;


8.1.1.4 Except for any actions by Seller to evict Tenants under the Leases, to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened overtly in writing against the Property, as applicable, except as set forth in
Exhibit 8.1.1.4 attached hereto;


8.1.1.5 To Seller's knowledge, Seller has not received any Notice from a governmental agency of any uncured material violation of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property;


8.1.1.6 To Seller's knowledge, Seller has not received any Notice of any material default by Seller under any of the Property Contracts not terminated on the Closing Date; and


8.1.1.7 To the knowledge of Seller, the Rent Roll is accurate in all material respects as of the date of its preparation.


8.1.2 Except for the representations and warranties expressly set forth above in
Section 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or Tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such Tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters.


8.1.3 In the event that Seller breaches any representation  contained in Section
8.1 and Purchaser had knowledge of Seller's breach prior to the Closing Date and Purchaser proceeds to close, Purchaser shall be deemed to have waived any right of recovery against Seller, and Seller shall not have any liability in connection therewith.


8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. Purchaser had elsewhere acknowledged that it is aware of pending litigation with respect to the removal of a general partner holding a partnership interest in Seller. Additionally, Purchaser acknowledges that Manager is affiliated with the general partner that has been removed pursuant to said litigation and that the knowledge of Seller is limited to the extent that Manager or the affiliates of Manager cooperate with Seller in providing information relevant to the accuracy of the above representations and warranties. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Derik Hart, Vice-President, or Timothy Gaffigan, Vice-President.


8.1.5 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 6 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $50,000 in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.


8.2   Representations and Warranties of Purchaser


8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:


8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:


8.2.2.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Minnesota. Purchaser is sophisticated and experienced in the acquisition, ownership, and operation of multi-family housing projects similar to the Property, and has full knowledge of all applicable federal, state and local laws, rules, regulations, and ordinances in connection therewith.


8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers, joint venturers, partners, managers, or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers, joint venturers, partners, managers, or members are required to so empower or authorize Purchaser.


8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.


8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers, joint venturers, partners, managers, and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective articles of incorporation or organization, operating agreements, partnership agreements or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.


8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.


8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.


8.2.4 Since Purchaser shall assume the HAP Contract, no approval of Purchaser or any affiliate of Purchaser (as defined in 24 CFR ss. 200.215) for participation in a HUD project pursuant to 24 CFR Part 200, Subpart H, has been delayed for more than 30 days after submission of HUD Form 2530, nor have any of them been denied preliminary approval (or not received preliminary approval within 90 days of application therefor) as transferee under a transfer of physical assets application requiring full or modified review, in each case within the 12 calendar months preceding the date of this Purchase Contract.


8.2.5 Purchaser does not intend to assume the HUD Loan Documents on the Closing Date.


8.2.6 Following pre-payment of the Note at Closing, Purchaser shall comply with requirements imposed by Section 250 of the National Housing Act.


                                   ARTICLE 9
                         CONDITIONS PRECEDENT TO CLOSING


9.1 Purchaser's obligation to close under this Purchase Contract shall be subject to and conditioned upon the fulfillment in all material respects of each and all of the following conditions precedent:


9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser.


9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date.


9.1.3 Seller shall have complied with, fulfilled and performed, in each case in all material respects, each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder.


9.1.4 Title to the Property is in the condition required by this Purchase Contract.


9.1.5 [INTENTIONALLY OMITTED].


9.1.6 Consent or approvals of any federal or state authorities (including HUD's authorization to prepay the Note) having jurisdiction over the Property, to the extent required.


9.1.7 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to close except as expressly set forth above.


9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:


9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.


9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.


9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser or condition or requirement of any third party imposed on Seller relating to any pending litigation which would impair or impede Seller's ability to close.


9.2.4 Seller shall have received all consents and approvals to the consummation of the transactions contemplated hereby (a) of Seller's partners, (b) that are required by law, or (c) that are required by the partnership agreement, as amended, governing Seller.


9.2.5 [INTENTIONALLY OMITTED].


9.2.6 Seller shall have received consent to the consummation of the transactions contemplated hereby from all holders of installment obligations or other indebtedness of Seller or an upper-tier investor in Seller, which consent shall include, in the event that the net Purchase Price proceeds to be paid to Seller at Closing are less than the outstanding balance of such obligations or other indebtedness, approval of such holder to a discounted payoff of such obligation or other indebtedness in an amount satisfactory to Seller in its sole discretion.


9.2.7  Consent  or  approvals  of  any  federal  or  state  authorities   having
jurisdiction over the Property, to the extent required.


9.2.8 Purchaser shall deliver the agreed form of the HUD Rental Use Agreement, duly executed by Purchaser, in form and substance approved by HUD and in recordable form.


9.2.9 HUD shall have authorized the prepayment of the Note and shall have issued a HUD Form 2530 to Purchaser in connection with the purchase.


9.3 Notwithstanding any provision of this Purchase Contract to the contrary, however, from and after the last day of the Feasibility Period, Purchaser shall not be entitled to a return of the Deposit in the event that a condition set forth in Sections 9.1.6 or 9.2.7 is not satisfied; provided, however, if Seller cannot satisfy the condition set forth in Section 9.2.4 or will not authorize prepayment of the Note, Purchaser shall be entitled to the return of the Deposit. In the event that HUD will not authorize prepayment of the Note, this Purchase Contract shall terminate except for the Surviving Obligations.


                                   ARTICLE 10
                                    BROKERAGE


10.1 Seller and Purchaser each represents and warrants to the other that it has not dealt with or utilized the services of any real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.


                                   ARTICLE 11
                                   POSSESSION


11.1 Possession of the Property subject to the Permitted Exceptions and the Leases shall be delivered to Purchaser at the Closing.


                                   ARTICLE 12
                              DEFAULTS AND REMEDIES


12.1 In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or material defaults hereunder on or prior to the Closing Date that are not cured by the Closing Date and consummation of the Closing does not occur by reason of such termination or material default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.4, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or materially defaults hereunder on or prior to the Closing Date is and shall be, and Seller's sole remedy (whether at law or in equity) shall be, the right to receive from the Title Insurer and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Purchaser's Surviving Obligations, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Purchaser's Surviving Obligations, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser. Notwithstanding the foregoing, upon the occurrence of an event of default other than the failure of Purchaser to close in a timely basis in accordance with this Purchase Contract, Seller will provide Purchaser with Notice specifying the default and Purchaser shall have five (5) business days from its receipt of such notice to cure such default.


            _________                                  __________
         INITIALS FOR SELLER INITIALS FOR PURCHASER 12.2 If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 5.6 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $20,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION
12.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.
12.3 In the event that Seller or Purchaser are restrained, enjoined or otherwise unable to timely complete the conveyance of title to the Property on the Closing Date as a direct and proximate result of the pending litigation referenced herein, Seller and Purchaser agree that such event shall not constitute a default of either party hereunder, this Purchase Contract shall terminate, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, except for the Surviving Obligations.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY


13.1 The risk of loss of damage to the Property by reason of any insured or uninsured casualty during the period through and including the Closing Date shall be borne by Seller. Seller covenants and agrees to maintain all of its existing insurance coverage upon the Property in full force and effect until the Closing Date, without material modification thereto. In the event of any "material damage," as hereinafter defined, to or destruction of the Property or any portion thereof, Purchaser may, at its option, by Notice given to Seller within ten (10) days after Purchaser is notified of such material damage or destruction: (i) unilaterally terminate this Purchase Contract except the Surviving Obligations shall survive and the Deposit shall be immediately returned to Purchaser; or (ii) proceed under this Purchase Contract with no reduction in the Purchase Price, receive any insurance proceeds due Seller as a result of such damage or destruction (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, and assume responsibility for repair of the Property. If the Property is not materially damaged, then Purchaser shall not have the right to terminate this Purchase Contract, but all insurance proceeds (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, shall be paid or assigned to Purchaser and Purchaser shall assume responsibility for such repair. For purposes of this paragraph, "material damage" means damages reasonably exceeding $500,000.00 to repair, as determined by an independent insurance claims adjuster doing business in the county in which the Land is located, which claims adjuster shall be reasonably satisfactory to Seller and Purchaser.

                                   ARTICLE 14
                            [INTENTIONALLY OMITTED].




                                   ARTICLE 15
                                 EMINENT DOMAIN


15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract (except the Surviving Obligations shall survive) by giving written Notice within fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes that may be necessary for the development of the Property.

                                   ARTICLE 16
                                  MISCELLANEOUS


16.1  Exhibits and Riders



            All Exhibits and Riders annexed hereto are a part of this Purchase Contract for all purposes. In the event any Riders are annexed hereto and there are any conflicts between the terms of this Purchase Contract and the Riders, the terms of the Riders shall supercede and control. The following Rider is annexed hereto and incorporated herein as part of this Purchase Contract: State Specific Rider-Illinois. 16.2 Assignability



            Subject to Section 16.19, this Purchase Contract is not assignable by any party hereto without first obtaining the prior written approval of the non-assigning party, except Purchaser may assign this Purchase Contract without Seller's consent to an Affiliate (as hereinafter defined) of Purchaser. Any assignment of this Purchase Contract shall not relieve Purchaser of any liability hereunder. "Affiliate" means an entity which has Purchaser as its managing member or general partner. 16.3 Binding Effect



            This  Purchase  Contract  shall be  binding  upon  and  inure to the
benefit  of  Seller  and  Purchaser,   and  their  respective  heirs,   personal
representatives, successors and permitted assigns.
16.4  Captions



            The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.
16.5  Number and Gender of Words



            Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.
16.6  Notices



            All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or any other nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing addressed as follows:

            Rand Grove Village Partnership
            c/o Rosewood Apartments Corporation
            6100 Center Drive, Suite 800
            Los Angeles, California  90045
            Attention:  Mr. Peter Stoughton
            Telephone:  310-258-5161
            Facsimile:  310-258-5182

            With copy to:

            Powell, Goldstein, Frazer & Murphy LLP
            Sixteenth Floor
            191 Peachtree Street, N.E.
            Atlanta, Georgia  30303
            Attn:  Jonathan Shils, Esq.
            Telephone: 404-572-4551
            Facsimile:  404-572-6999

            If to Purchaser:

            Heartland Realty Investors, Inc.
            4802 Nicollet Avenue South
            Minneapolis, Minnesota 55409
            Attn:  Mr. H. William Walter
             Telephone:
            Facsimile:


            With a copy to:

            Moss & Barnett
            4800 Wells Fargo Center
            90 South Seventh Street
            Minneapolis, Minnesota 55402
            Attn:  William A. Haug, Esq.
             Telephone:  612-347-0264
            Facsimile:  612-339-6686

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.
16.7  Governing Law And Venue



            The laws of the state in which the Land is situated shall govern the validity, construction, enforcement, and interpretation of this Purchase
Contract, unless otherwise specified herein except for the conflict of law provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court for the district in which the Land is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.
16.8  Entirety And Amendments; Survival



            This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior purchase contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

            All terms and provisions of this Purchase Contract shall be merged into the Closing documents and shall not survive Closing, unless expressly set forth to the contrary in this Purchase Contract. 16.9 Severability



            If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.
16.10 Multiple Counterparts



            This  Purchase  Contract  may be executed  in a number of  identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.
16.11 Further Acts



            In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to, and to use their respective best efforts to consummate the transactions contemplated hereby.
16.12 Construction



            No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.


16.13 Confidentiality



            Purchaser shall not disclose the terms and conditions contained in this Purchase Contract and shall keep the same confidential; provided, however, that notwithstanding the foregoing, Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to undertake its due diligence hereunder and to consummate the transactions contemplated by this Purchase Contract or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Neither party hereto shall make any public statements or announcements, or issue any press releases, relating to the transactions contemplated hereby without the prior approval of the other party hereto (unless such statement, announcement, or press release is required by any applicable securities law or any rule or regulation of the New York Stock Exchange, in which case such prior approval is not required). Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

            Notwithstanding the foregoing, Seller and Purchaser (and each employee, representative, or other agent thereof) may disclose to any and all persons, without limitation of any kind, the tax treatment and any facts that may be relevant to the tax structure of the transaction contemplated by this Purchase Contract, provided, however, that neither Seller nor Purchaser (or any employee, representative, or other agent thereof) shall disclose any other information that is not relevant to understanding the tax treatment and tax structure of the transaction contemplated by this Purchase Contract (including the identity of any party and any information that could lead another to determine the identity of any party), or any other information to the extent that such disclosure could result in a violation of any federal or state securities law. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.


16.14 Non-Solicitation of Employees



            Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall solicit or contact any of Seller's employees or any employees located at the Property for potential employment.


16.15 Time Of The Essence



            It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.


16.16 Cumulative Remedies And Waiver



            No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.


16.17 Litigation Expenses



            In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.


16.18 Time Periods



            Should the last day of a time period fall on a weekend or legal holiday, the next business day thereafter shall be considered the end of the time period.


16.19 1031 Exchange

            Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under Section 1031 of the Internal Revenue Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Purchase Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Purchase Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Purchase Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Purchase Contract; (iii) Seller shall remain fully liable for its obligations under this Purchase Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Purchase Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Purchase Contract; (iii) Purchaser shall remain fully liable for its obligations under this Purchase Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be).


16.20 No Personal Liability of Officers, Trustees or Directors of Seller's General Partners



            Purchaser acknowledges that this Purchase Contract is entered into by Seller which is a limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the general partners of Seller shall have any personal liability under this Purchase Contract or any document executed in connection with the transactions contemplated by this Purchase Contract.


16.21 No Exclusive Negotiations



            Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Purchase Contract, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property.
ARTICLE 17

                            OPERATION OF THE PROPERTY


17.1 During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or new or renewed Leases entered into after the Effective Date by Seller, shall not have a term in excess of one (1) year without Purchaser's prior written consent, such consent not to be unreasonably withheld, conditioned or delayed by Purchaser. Purchaser acknowledges that from the Effective Date to Closing Seller may amend, modify, renew or enter into a Union Contract regarding the Property without Purchaser's consent and Seller shall promptly provide Purchaser Notice of any such action. If Seller by itself (not through the current management company) shall enter into a new Property Contract or a new Lease, or shall renew, modify, terminate or accept the surrender of any Lease, or modify any Property Contract during such time period, Seller shall provide Purchaser with written notice of such event and a true, correct and complete copy of any new Lease or new Property Contract, or any modification of any Lease or Property Contract within two (2) business days after executing same.


17.2 Except as specifically set forth in this ARTICLE 17, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address any life or safety issue at the Property, Seller will not make any material alterations to the Property or remove any of the Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed. Prior to the expiration of the Feasibility Period, Seller shall consult with Purchaser before renewing any existing Housing Assistance Payments Agreement. After the expiration of the Feasibility Period and delivery of the Deposit by Purchaser, Seller shall not renew any existing Housing Assistance Payments Agreement without the written consent of Purchaser, which consent shall not be unreasonably withheld.


17.3 Seller makes no representation or warranty to Purchaser that the current management company will comply with Seller to enable Seller to meet its obligations hereunder despite any instructions from Seller to cooperate with Purchaser. Purchaser acknowledges that the Property is currently managed by a management company unaffiliated with Rosewood Apartments Corporation but affiliated with Metropolitan Housing Development Corporation, the defendant in the litigation described on Exhibit 8.1.1.4.


[The remainder of this page intentionally left blank; signature pages follow.]

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.



                                         SELLER:

                                         RAND GROVE VILLAGE PARTNERSHIP,
                                         an Illinois limited partnership

                                         By: Rosewood Apartments Corporation, a
                                             California corporation, Its General
                                             Partner



                                                By:  /s/David R. Robertson
                                                Print Name: David R. Robertson
                                                Title: Executive Vice President
                                                Date:  June 24, 2004




                       [SIGNATURES CONTINUED ON NEXT PAGE]

                  [SIGNATURES CONTINUED FROM PRECEDING PAGE]


                                          PURCHASER:

                                         HEARTLAND REALTY INVESTORS, INC.,
                                         a Minnesota corporation


                                         By: /s/ H. William Walter
                                         Print Name: _William Walter
                                         Title:  President
                                         Date: June 24, 2004


                                          Purchaser's Tax Identification
                                         Number/Social Security Number:

                                          41-1308270