Form 10QSB
period 2004-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2004-11-15
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)
                                 (in thousands)


                           Assets
Investments in limited partnerships (Note 3)                                   $    --
Cash and cash equivalents                                                        2,812

     Total assets                                                              $ 2,812

              Liabilities and partners' deficit

Liabilities:
   Notes payable, including $5,610 in default                                  $ 6,840
     (Notes 1 and 4)
   Accrued interest payable, including $10,321 in default
     (Notes 1 and 4)                                                            12,600
   Accounts payable and accrued expenses                                           169
                                                                                19,609
Contingencies (Note 6)

Partners' deficit:
   General partners                                           $   (491)
   Limited partners                                            (16,306)        (16,797)

     Total liabilities and partners' deficit                                   $ 2,812

                 See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2004          2003           2004          2003
   Revenues:
     Interest income                          $     3       $     1      $     4        $     3

   Operating Expenses:
     Interest (Note 4)                            175           235          559            702
     Management fees - partners (Note 5)           67            81          200            244
     General and administrative (Note 5)          123            13          161             51
     Legal and accounting                          69            18          203            156
          Total operating expenses                434           347        1,123          1,153

   Loss from Partnership operations              (431)         (346)      (1,119)        (1,150)
   Gain on sale of limited partnership
     interests (Note 3)                            --            --           --            282
   Gain on extinguishment of debt
     (Notes 3 and 4)                               --            --           --          2,517
   Distributions in excess of investment
   in
     limited partnerships (Note 3)              6,631            --        6,750             29
   Advances to limited partnerships
   charged
     to expense                                   (35)           --          (39)            --
   Net income (loss)                          $ 6,165       $  (346)     $ 5,592        $ 1,678

   Net income (loss) allocated to general
     partners (1%)                            $    62       $    (3)     $    56        $    17
   Net income (loss) allocated to limited
     partners (99%)                             6,103          (343)       5,536          1,661

                                              $ 6,165       $  (346)     $ 5,592        $ 1,678
   Net income (loss) per limited
     partnership interest                     $394.38       $(22.12)     $357.74        $107.13


                 See Accompanying Notes to Financial Statements



                       REAL ESTATE ASSOCIATES LIMITED VII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,475

Partners' deficit,
  December 31, 2003                     $ (547)          $(21,842)        $(22,389)

Net income for the nine months
  ended September 30, 2004                  56              5,536            5,592

Partners' deficit,
  September 30, 2004                    $ (491)          $(16,306)        $(16,797)


                 See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2004           2003
Cash flows from operating activities:
  Net income                                                          $  5,592     $  1,678
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                          --         (282)
     Gain on extinguishment of debt                                         --       (2,517)
     Distributions received from local limited partnership
       sale of investment property                                      (6,631)          --
     Advances to limited partnerships charged to expense                    39           --
     Changes in accounts:
      Accrued interest payable                                          (1,733)         702
      Accounts payable and accrued expenses                                 64           45
      Due from affiliates, net                                              --           10
      Accrued fees due to affiliates                                       (54)         (81)
         Net cash used in operating activities                          (2,723)        (445)

Cash flows from investing activities:
  Distributions received from local limited partnership
       sale of investment property                                       6,631           --
  Repayment of advances to limited partnerships                              7          174
  Advances to limited partnerships                                          --          (66)
  Proceeds from sale of limited partnership interests                       --          282
         Net cash provided by investing activities                       6,638          390

Cash flows from financing activities:
  Repayment of note payable                                             (1,340)          --
  Advance from affiliate                                                    30           --
  Repayment of advance from affiliate                                      (30)          --
         Net cash used in financing activities                          (1,340)          --

Net increase (decrease) in cash and cash equivalents                     2,575          (55)
Cash and cash equivalents, beginning of period                             237          286

Cash and cash equivalents, end of period                              $  2,812     $    231

Supplemental disclosure of non-cash activity:
  Transfer of debt to purchaser of South Glen limited
   partnership                                                        $     --     $  2,517
  Reduction of accrued interest on Tradewinds East note payable       $     17     $     --

                 See Accompanying Notes to Financial Statements





                       REAL ESTATE ASSOCIATES LIMITED VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a partner's deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2002.

Eleven of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $12,600,000 as of September 30, 2004. The notes originally were scheduled to mature between December 1999 and January 2002. The general partner of the Partnership negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The remaining notes payable and related accrued interest payable, aggregating approximately $15,931,000 as of September 30, 2004, became payable prior to September 30, 2004. In August 2004, approximately $1,340,000 in principal and approximately $2,275,000 in related accrued interest was repaid as a result of the sale of Rand Grove (as discussed in Note 3). The Partnership has not made any other payments during the nine months ended September 30, 2004 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the financial position of the Partnership at September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,475 for the three and nine months ended September 30, 2004 and 15,505 for the three and nine months ended September 30, 2003.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2004, the Partnership holds limited partnership interests in 12 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2004.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (2003 amounts have been restated to exclude the operations of Rand Grove Village, which sold its investment property on August 3, 2004 and the operations of Henrico and South Glen, for which the Partnership sold its Limited Partner interest in 2003)(in thousands):


                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2004         2003         2004        2003
                                                   (Restated)               (Restated)
Revenues
  Rental and other                     $ 2,184       $ 2,264      $ 6,826     $ 6,823
Expenses
  Depreciation                             363           362        1,089       1,087
  Interest                                 180           182          539         547
  Operating                              1,544         1,870        5,441       5,488
                                         2,087         2,414        7,069       7,122

Net income (loss)                        $ 97        $ (150)      $ (243)     $ (299)

During the three and nine months ended September 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See Note
4). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized in the third quarter as distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2004.

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

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $232,000. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the nine months ended September 30, 2003.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2004, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $12,600,000 as of September 30, 2004. The notes originally were scheduled to mature between December 1999 and January 2002. The Corporate General Partner of the Partnership negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The remaining notes payable and related accrued interest payable, aggregating approximately $15,931,000 as of September 30, 2004, became payable prior to September 30, 2004 and are currently in default under the terms of the notes. During the nine months ended September 30, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed below. There were no principal or interest payments made on these notes during the nine months ended September 30, 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

The Partnership received a gross distribution of approximately $19,000 from surplus cash from Tradewinds East Limited Partnership during the nine months ended September 30, 2004. Approximately $17,000 was sent to the holder of the Tradewinds East note payable, which was applied to accrued interest. The Partnership received the remaining cash of approximately $2,000.

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

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the nine months ended September 30, 2004. Also see Note 3 discussion of the sale of this property and the subsequent distributions to the Partnership.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $200,000 and $244,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $32,000 for each of the nine months ended September 30, 2004 and 2003 and are included in general and administrative expenses.

During the nine months ended September 30, 2004, an affiliate of the Corporate General Partner advanced approximately $30,000 to the Partnership for operating expenses. This advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Partnership repaid this advance and related accrued interest from the distribution of the proceeds from the sale of the property owned by Rand Grove Village Partnership. There were no such advances during the nine months ended September 30, 2003.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission (the "SEC")is conducting an investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a partners' deficit. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2002.

Eleven of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at September 30, 2004 is approximately $12,600,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Corporate General Partner negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. The Partnership received a distribution of approximately $19,000 from Tradewinds East Limited Partnership during the nine months ended September 30, 2004, approximately $17,000 of which was used to make a payment of accrued interest on the related note payable.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See "Item 1. Financial Statements - Note 4"). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized during the three and nine months ended September 30, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2004.

The Partnership has not repaid the remaining notes payable and is in default under the terms of the notes totaling approximately $15,931,000. Management is attempting to negotiate extensions of the maturity dates on the other notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At September 30, 2004, the Partnership had investments in 12 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three and nine months ended September 30, 2004 and 2003, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2003.

During the three and nine months ended September 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See "Item
1. Financial Statements - Note 4"). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized in the third quarter as distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at September 30, 2004.

In  March  2003,  the  Partnership  sold its  interest  in  South  Glen  limited partnership and realized a gain on sale of limited partnership interests of approximately $232,000. The gain was equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Limited Partnership. In addition, as part of the sale, the Partnership's obligation on the past due non-recourse note payable of approximately $970,000 and the related accrued interest of approximately $1,547,000 was transferred to the purchaser. Accordingly, the Partnership recognized a gain of approximately $2,517,000 on the extinguishment of debt during the nine months ended September 30, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $200,000 and $244,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sales of certain Local Limited Partnerships during 2003.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $203,000 and $156,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in legal and accounting fees for the three and nine months ended September 30, 2004 is primarily due to an increase in legal fees associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $161,000 and $51,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2004 is primarily due to the recognition of Illinois income tax liability related to the sale of Rand Grove, as discussed above. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $32,000 for each of the nine months ended September 30, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.54% of the outstanding Units at September 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

         See Exhibit Index.

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


                             Date: November 12, 2004

                       REAL ESTATE ASSOCIATES LIMITED VII
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

   3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission on Form S-11 No 2-84816, which is hereby incorporated by reference.

   10.1 Purchase and Sale Contract between Rand Grove Village Partnership, as Seller, and Heartland Realty Investors, Inc., as Purchaser, is incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB, for the period ended June 30, 2004.

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


Date:  November 12, 2004

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


Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.