Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2005-04-08
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $15,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2004. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

Item 1.     Description of Business

Real Estate Associates Limited VII ("REAL VII" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 24, 1983. On February 1, 1984, the Partnership offered 2,600 units consisting of 5,200 limited partnership interests and warrants to purchase a maximum of 10,400 additional limited partnership interests through a public offering managed by E.F. Hutton Inc. The Partnership received $39,000,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period from March 7, 1984 to June 11, 1985, pursuant to a registration statement on Form S-11.

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

The Partnership holds limited partnership interests in 12 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2004. The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 11 additional Local Limited Partnerships as of December 31, 2004, therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships as of December 31, 2004. The other general partner of REA IV is NAPICO. During 2004 the Partnership lost its interest in one Local Limited Partnership due to the sale of the property to a third party. During 2003 the Partnership sold its interest in two Local Limited Partnerships. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

During 2004, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2004, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL VII HAS AN INVESTMENT
                                DECEMBER 31, 2004

                                                          Units
                                                        Authorized
                                                        for Rental
                                                        Assistance
                                           Financed,      Under           Occupancy
                                            Insured    or Other Rent      Percentage
                                              and       Supplement    for the Years Ended
                               Number of  Subsidized     Program          December 31,
Property Name and Location       Units       Under      Section 8 (B)   2004       2003

Aristocrat Manor
Hot Springs, AR                    101        (A)          101         86%         92%

Arkansas City Apts.
Arkansas City, AR                   16        (C)           12         73%         81%

Bellair Manor Apts.
Niles, OH                           68        (A)            7         94%         96%

Birch Manor Apts. I
Medina, OH                          60        (A)           12         88%         98%

Birch Manor Apts. II
Medina, OH                          60        (A)            6         95%         98%

Bluewater Apts.
Port Huron, MI                     116        (E)           --         87%         87%

Clarkwood Apts. I
Elyria, OH                          72        (A)           34         97%         97%

Clarkwood Apts. II
Elyria, OH                         120        (A)           51         97%         98%

Hampshire House
Warren, OH                         150        (A)          150         98%         99%

Ivywood Apts.
Columbus, OH                       124        (A)          124         98%         97%

Jasper County Prop.
Heidelberg, MS                      24        (C)           24         96%         92%

Nantucket Apts.
Alliance, OH                        60        (A)           59         95%         97%

Newton Apts.
Newton, MS                          36        (C)           --         67%         71%

Oak Hill Apts.
Franklin, PA                       120        (A)           82         99%         99%

Oakview Apts.
Monticello, AR                      32        (C)            7         81%         82%

Oakwood Park I Apts.
Lorain, OH                          50        (D)            50        97%         94%

Oakwood Park II Apts.
Lorain, OH                          78        (D)            --        94%         95%

Pachuta Apts.
Pachuta, MS                         16        (C)            16        95%         97%

Richards Park Apts.
Elyria, OH                          60        (A)            24        96%         98%

Shubuta Properties
Shubuta, MS                         16        (C)            16        97%         97%

Tradewinds East
Essexville, MI                     150        (E)            30        90%         94%

Warren Heights Apts. I
Warren, OH                          88        (A)            88        95%         94%

Yorkview Estates
Massillon, OH                       50        (A)            50        97%         99%

TOTALS                            1,667                     943

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

(E)   The  mortgage  is  insured  by  the  Michigan  State  Housing  Development
      Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned directly by the Partnership or indirectly through REA IV. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.

                           Real VII
                           or REA IV    Original Cost                  Notes Payable
                          Percentage     of Ownership     Mortgage      and Accrued
      Partnership          Interest        Interest         Notes        Interest
                                                       (in thousands)
Aristocrat Manor               99%          $ 710          $ 3,057         $ --
Arkansas City Apts.            99%              95            487              --
Bellair Manor Apts.         98.99%             305             661             --
Birch Manor Apts. I         99.55%             250             265          1,098
Birch Manor Apts. II        99.56%             258             541            989
Bluewater Apts.                99%             650           1,287             --
Clarkwood Apts. I           98.99%             289             298          1,456
Clarkwood Apts. II          99.57%             495             646          2,253
Hampshire House             98.99%             690           2,407             --
Ivywood Apts.               98.99%             550           1,230             --
Jasper County Prop.          99%               128             647             --
Nantucket Apts.            98.99%              225            421              --
Newton Apts.                  99%              185            981              --
Oak Hill Apts.              98.99%             565          1,486              --
Oakview Apts.                  99%             214          1,085              --
Oakwood Park I Apts.        98.79%             160             102          1,108
Oakwood Park II Apts.       99.99%             260             206          1,648
Pachuta Apts.                  99%              85             438             --
Richards Park Apts.          98.99%            275             529             --
Shubuta Properties             99%              86             435             --
Tradewinds East                99%             850           1,728             --
Warren Heights Apts. I      98.99%             375             881             --
Yorkview Estates            98.99%             220            493              --
                                           $ 7,920         $20,311        $ 8,552

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

Item 4.     Submission Of Matters To A Vote Of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market For The Registrant's Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2004, there were 2,947 registered holders, owning an aggregate of 15,449 limited partnership units (the "Units") in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2004. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion And Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

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

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Eleven of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2004 is approximately $12,742,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes.

Management is attempting to negotiate extensions of the maturity dates on the notes. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

The Corporate General Partner negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. The Partnership received distributions of approximately $39,000 from Tradewinds East Limited Partnership during the year ended December 31, 2004, approximately $34,000 of which was used to make a payment of accrued interest on the related note payable. This note payable is in default due to non-payment at December 31, 2004.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the year ended December 31, 2004. During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See "Item
7. Financial Statements - Note 4"). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 was recognized during the year ended December 31, 2004 as a distribution in excess of investment in the limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2004.

Results of Operations

At December 31, 2004, the Partnership had investments in 12 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2004 and 2003, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2003.

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See "Item 7. Financial Statements - Note 4"). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,630,000 were recognized during the year ended December 31, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2004.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $266,000 and $325,000 for the year ended December 31, 2004 and 2003, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of sales of limited partnership interests and the sales of properties owned by certain Local Limited Partnerships during the years ended December 31, 2004 and 2003.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $244,000 and $195,000 for the years ended December 31, 2004 and 2003, respectively. The increase in legal and accounting fees for the year ended December 31, 2004 is primarily due to an increase in legal fees associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $177,000 and $98,000 for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses for the year ended December 31, 2004 is primarily due to the recognition of an Illinois income tax liability related to the sale of Rand Grove, as discussed above. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $43,000 for each of the years ended December 31, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2004. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in eight VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 507 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from these VIE's, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

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

Item 7.     Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm






The Partners
Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2004, and the related consolidated statements of operations, partners' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses. In addition, notes payable and related accrued interest totaling approximately $19,582,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



                                                          /s/Ernst & Young LLP
Greenville, SC
April 7, 2005

                       REAL ESTATE ASSOCIATES LIMITED VII

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004
                                 (in thousands)


                        Assets

Investments in limited partnerships (Note 3)                                   $ --
Cash and cash equivalents                                                       2,683
     Total assets                                                             $ 2,683

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                  $ 6,840
   Accrued interest payable, in default
     (Notes 1 and 4)                                                           12,742
   Accounts payable and accrued expenses                                          150
                                                                               19,732
Contingencies (Note 7)

Partners' deficit:
   General partners                                         $ (494)
   Limited partners                                         (16,555)          (17,049)
        Total liabilities and partners' deficit                               $ 2,683

          See Accompanying Notes to Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)

                                                     Years Ended December 31,
                                                     2004               2003
Revenues:
  Interest income                                    $ 15                $ 4
  Other income                                          --                   9
     Total revenues                                     15                  13
Operating expenses:
  Management fees - partners (Note 5)                  266                 325
  General and administrative (Note 5)                  177                  98
  Legal and accounting                                 244                 195
  Interest                                             718                 934
        Total operating expenses                     1,405               1,552

Loss from Partnership operations                    (1,390)             (1,539)
Gain on sale of limited partnership
  interests (Note 3)                                    --               2,604
Gain on extinguishment of debt (Note 4)                 --               4,812
Distributions in excess of investment in
  limited partnerships (Note 3)                      6,769                  29
Advances to limited partnerships charged
  to expense                                           (39)                 --
Net income                                         $ 5,340             $ 5,906

Net income allocated to general partners
  (1%)                                               $ 53               $ 59
Net income allocated to limited partners
  (99%)                                              5,287               5,847
                                                   $ 5,340             $ 5,906
Net income per limited partnership
  interest (Note 2)                                $341.65             $377.10

          See Accompanying Notes to Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                     (in thousands, except interest data)


                                                  General           Limited
                                                 Partners          Partners         Total

Partnership interests (A)                                            15,449

Partners' Deficit, December 31, 2002                (606)            (27,689)      (28,295)

Net income for the year ended
  December 31, 2003                                   59              5,847          5,906

Partners' Deficit, December 31, 2003              $ (547)          $(21,842)      $(22,389)

Net income for the year ended
  December 31, 2004                                   53              5,287          5,340

Partners' Deficit, December 31, 2004              $ (494)          $(16,555)      $(17,049)




(A) Consists of 15,449  interests at December  31, 2004 and 15,475  interests at
  December 31, 2003. During 2004 and 2003, 26 and 30 interests were abandoned, respectively (Notes 2 and 9).

          See Accompanying Notes to Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Years Ended
                                                                          December 31,
                                                                      2004            2003
Cash flows from operating activities:
  Net income                                                        $ 5,340         $ 5,906
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Gain on sale of limited partnership interests                        --          (2,604)
     Gain on extinguishment of debt                                       --          (4,812)
     Distributions received from local limited partnership
      sale of investment property                                     (6,631)             --
     Advances to limited partnerships charged to expense                  39              --
     Changes in accounts:
      Due from affiliates, net                                            --              10
      Accrued interest payable                                        (1,591)         (1,326)
      Accounts payable and accrued expenses                               45              99
      Accrued fees due to affiliates                                     (54)            (27)
         Net cash used in operating activities                        (2,852)         (2,754)

Cash flows from investing activities:
  Distributions received from local limited partnership
   sale of investment property                                         6,631              --
  Proceeds from sale of limited partnership interests                     --           2,604
  Advances to limited partnerships                                        --             (73)
  Repayment of advances to limited partnerships                            7             174
         Net cash provided by investing activities                     6,638           2,705

Cash flows from financing activities:
  Repayments on notes payable                                         (1,340)             --
  Repayment of advance from affiliate                                    (30)             --
  Advance from affiliate                                                  30              --
         Net cash used in financing activities                        (1,340)             --

Net increase (decrease) in cash and cash equivalents                   2,446             (49)
Cash and cash equivalents, beginning of year                             237             286
Cash and cash equivalents, end of year                              $ 2,683          $ 237
Supplemental disclosure of cash flow information:

  Cash paid for interest                                            $ 2,275         $ 2,260
Supplemental disclosure of non-cash activity:

  Transfer of debt to purchaser of South Glen limited
   partnership                                                        $ --          $ 2,517
  Extinguishment of debt related to Henrico limited
   partnership                                                        $ --          $ 2,295
  Reduction of accrued interest on Tradewinds East note
   payable                                                            $ 34            $ --


          See Accompanying Notes to Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 1 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable for notes payable that matured between December 1999 and December 2004.

Eleven of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2004 is approximately $12,742,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes payable are in default at December 31, 2004.

In August 2004, approximately $1,340,000 in principal and approximately $2,275,000 in related accrued interest was repaid as a result of the sale of Rand Grove (as discussed in Note 3). The Partnership has not made any other payments during the year ended December 31, 2004 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

These consolidated financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV ("REA IV"), a California general partnership in which the Partnership holds 99 percent of the general partner interest. Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,475 and 15,505 for the years ended December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,683,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in eight VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 507 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from these VIE's, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in Limited Partnerships

As of December 31, 2004, the Partnership holds limited partnership interests in 12 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates IV ("REA IV"), which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2004.

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,630,000 were recognized during the year ended December 31, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at December 31, 2004.

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

Although the Partnership's recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2004, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2004 (2003 amounts have been restated to exclude the operations of Rand Grove Village, which sold its investment property on August 3, 2004):

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                               (in thousands-unaudited)
                                                            December 31, 2004
Assets:
  Land                                                           $ 1,841
  Buildings and improvements, net of accumulated
   depreciation of approximately $30,473                          15,845
  Other assets                                                     6,353
      Total assets                                               $24,039
Liabilities and Partners' Deficit:
  Mortgage notes payable                                         $20,311
  Notes payable                                                    3,085
  Accrued interest on notes payable                                5,467
  Other liabilities                                                2,636
                                                                  31,499

Partners' Deficit                                                 (7,460)

      Total Liabilities and Partners' Deficit                    $24,039

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                               (in thousands-unaudited)

                                                         Years Ended December 31,
                                                           2004             2003
                                                                         (Restated)
Revenues:
   Rental and other                                     $  9,776         $  9,429

Expenses:
  Depreciation and amortization                            1,466            1,453
  Interest                                                   994              715
  Operating                                                7,817            7,706
    Total expenses                                        10,277            9,874

Net loss                                                $   (501)        $   (445)

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

Note 4 - Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2004, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $12,742,000 as of December 31, 2004. The notes originally were scheduled to mature between December 1999 and December 2004. The Corporate General Partner of the Partnership negotiated an extension of the maturity date of the non-recourse note payable related to Tradewinds East Limited Partnership to December 31, 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes are in default at December 31, 2004.

During the year ended December 31, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in Note 3. There were no principal or interest payments made on these notes during the year ended December 31, 2003. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

The Partnership received a gross distribution of approximately $39,000 from surplus cash from Tradewinds East Limited Partnership during the year ended December 31, 2004. Approximately $34,000 was sent to the holder of the Tradewinds East note payable, which was applied to accrued interest. The Partnership received the remaining cash of approximately $5,000.

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

During the year ended December 31, 2003, the Partnership reached a settlement with both the general partner and the holders of the non-recourse notes and related accrued interest payable related to South Glen Limited Dividend Housing Association. The Partnership received net proceeds of approximately $232,000 for the purchase of REAL VII's partnership interest and resolution of disputes with noteholders. The Partnership had no remaining investment related to this Local Limited Partnership at December, 2003, and accordingly, recognized a gain of approximately $2,517,000 on the extinguishment of debt related to this transaction.

During the year ended December 31, 2003, the Partnership entered into a settlement agreement with the general partner of Rand Grove Village Partnership wherein the general partner of the Local Limited Partnership would purchase the property in full satisfaction of the non-recourse note payable. The Partnership received approximately $100,000 during the year ended December 31, 2003 as a deposit pursuant to this settlement agreement. During 2004, the general partner of the Local Limited Partnership filed a motion to vacate such agreement. The general partner's motion to vacate the settlement order was denied on April 20, 2004. The Partnership recognized the deposit as income during the year ended December 31, 2004. Also see Note 3 discussion of the sale of this property and the subsequent distributions to the Partnership.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $266,000 and $325,000 for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership made payments of accrued fees to NAPICO of approximately $320,000 and $352,000, respectively, from proceeds from the sale of a Local Limited Partnership in 2004 and from the 2003 sales of the Partnership's interest in Local Limited Partnerships (see "Note 3").

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $43,000 for each of the years ended December 31, 2004 and 2003, respectively, and are included in general and administrative expenses.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2004. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

                                                  Years Ended December 31,
                                                     2004            2003

Net income per financial statements                $ 5,340         $ 5,906

  Other                                              1,257          (3,585)
  Partnership's share of limited local
   Partnership                                        (173)          3,737
Income per tax return                              $ 6,424         $ 6,058

Net income per limited partnership interest         $ 814           $ 383

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2004
                                                     (in thousands)

      Net deficit as reported                          $(17,049)
      Add (deduct):
        Deferred offering costs                           5,091
        Investment in Partnerships                      (18,169)
         Accrued interest                                12,587
        Other                                            (1,573)
      Net deficit - federal tax basis                  $(19,113)

Note 7 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note  8  -  Real  Estate  and   Accumulated   Depreciation  of  Local  Limited
         Partnerships in which REAL VII Has Invested (unaudited)

All amounts in thousands

                                                         Buildings
                                        Notes               And
                                       Payable            Related
                           Mortgage  and Accrued          Personal            Accumulated
       Description          Notes     Interest     Land   Property Total(2)  Depreciation(2)
Aristocrat Manor           $ 3,057      $ --      $ 265   $ 4,460   $ 4,725   $ 2,116
Arkansas City Apts.            487          --       22       505       527       223
Bellair Manor Apts.            661          --      153     1,547     1,700     1,057
Birch Manor Apts. I            265        1,098      61     1,323     1,384       904
Birch Manor Apts. II           541          989      50     1,387     1,437       948
Bluewater Apts.              1,287          --      130     4,445     4,575     2,668
Clarkwood Apts. I              298       1,456       69     1,532     1,601     1,047
Clarkwood Apts. II             646       2,253       93     2,628     2,721     1,796
Hampshire House              2,407          --      101     3,945     4,046     2,696
Ivywood Apts.                1,230          --      200     2,939     3,139     2,012
Jasper County Prop.            647          --       33       842       875       757
Nantucket Apts.                421          --       35     1,303     1,338       892
Newton Apts.                   981          --       55     1,132     1,187     1,071
Oak Hill Apts.               1,486          --       76     3,089     3,165     2,113
Oakview Apts.                1,085          --       75     1,180     1,255       498
Oakwood Park I Apts.           102       1,108       63       854       917       584
Oakwood Park II Apts.          206       1,648      102     1,379     1,481       942
Pachuta Apts.                  438          --       21       529       550       495
Richards Park Apts.            529          --       52     1,419     1,471       962
Shubuta Properties             435          --       23       614       637       536
Tradewinds East              1,728          --      118     5,860     5,978     3,828
Warren Heights Apts. I         881          --       22     2,203     2,225     1,506
Yorkview Estates               493          --       22     1,203     1,225       822
Total                      $20,311     $ 8,552    $1,841   $46,318   $48,159   $30,473

(2) Reconciliation of real estate and accumulated depreciation (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                 (in thousands-unaudited)
Real Estate

Balance at beginning of year                     $ 55,006       $ 64,957
Improvements (disposals) during the period            530            272
Loss of investments in Local Limited
 Partnerships                                      (7,377)       (10,223)
Balance at end of year                           $ 48,159       $ 55,006


                                                 Years Ended December 31,
                                                   2004           2003
                                                 (in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year                     $ 35,498       $ 42,621
Depreciation expense for the period                 1,466          1,512
Loss of investments in Local Limited
 Partnerships                                      (6,491)       (8,635)
Balance at end of year                           $ 30,473       $ 35,498

Note 9 - Abandonment Of Limited Partnership Interests

In 2004 and 2003, the number of Limited Partnership Interests decreased by 26 and 30 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Harry G. Alcock                 42    Executive Vice President and
                                        Director
David R. Robertson              39    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a) The General Partners own all of the outstanding general partnership interests of REAL VII; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership interests as of December 31, 2004.

            Name of Beneficial Owner              Number of Interests    % of Class

AIMCO Properties, L.P.                                 1,167.58             7.56%
  (affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 12.    Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $266,000 and $325,000 for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership made payments of accrued fees to NAPICO of approximately $320,000 and $352,000, respectively, from proceeds from the sale of a Local Limited Partnership in 2004 and from the 2003 sales of the Partnership's interest in Local Limited Partnerships (see "Note 3").

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $43,000 for each of the years ended December 31, 2004 and 2003, respectively, and are included in general and administrative expenses.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2004. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.    Exhibits

      See Exhibit Index

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's quarterly reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $26,000 for both 2004 and 2003.

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


                                    Date: April 7, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Executive Vice President        Date:April 7, 2005
Harry G. Alcock                and Director


/s/David R. Robertson         President,   Chief  Executive  Date: April 7, 2005
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior  Vice   President  and  Date: April 7, 2005
Brian H. Shuman                 Chief Financial Officer

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


Date:  April 7, 2005

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

Date:  April 7, 2005
                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership
                                    Investments Corp., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 7, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 7, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.