Form 10QSB
period 2005-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2005-05-16
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       REAL ESTATE ASSOCIATES LIMITED VII

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)
                                 (in thousands)



                        Assets

Investments in limited partnerships (Note 3)                                $    --
Cash and cash equivalents                                                     2,586

     Total assets                                                           $ 2,586

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable, in default (Notes 1 and 4)                                $ 6,840
   Accrued interest payable, in default
     (Notes 1 and 4)                                                         12,899
   Accounts payable and accrued expenses                                        132
                                                                             19,871
Contingencies (Note 6)

Partners' deficit:
   General partners                                       $   (496)
   Limited partners                                       (16,789)          (17,285)

        Total liabilities and partners' deficit                             $ 2,586

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                  2005          2004
      Revenues:
        Interest income                                         $    14       $     1

      Operating expenses:
        Interest (Note 4)                                           157           191
        Management fees - partners (Note 5)                          59            67
        General and administrative (Note 5)                          18            17
        Legal and accounting                                         16            58
             Total operating expenses                               250           333

      Net loss                                                  $  (236)      $  (332)

      Net loss allocated to general partners (1%)               $    (2)      $    (3)

      Net loss allocated to limited partners (99%)                 (234)         (329)
                                                                $  (236)      $  (332)

      Net loss per limited partnership interest                 $(15.15)      $(21.26)

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,449

Partners' deficit,
  December 31, 2004                     $ (494)          $(16,555)        $(17,049)

Net loss for the three months
  ended March 31, 2005                      (2)              (234)            (236)

Partners' deficit,
  March 31, 2005                        $ (496)          $(16,789)        $(17,285)


         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2005            2004
Cash flows from operating activities:
  Net loss                                                       $   (236)       $   (332)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Changes in accounts:
      Accrued interest payable                                        157             191
      Accounts payable and accrued expenses                           (18)             35
      Accrued fees due to affiliates                                   --             (54)
         Net cash used in operating activities                        (97)           (160)

Net decrease in cash and cash equivalents                             (97)           (160)
Cash and cash equivalents, beginning of period                      2,683             237

Cash and cash equivalents, end of period                         $  2,586        $     77


         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Eleven of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $12,899,000 as of March 31, 2005. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes payable are in default at March 31, 2005.

The Partnership has not made any payments during the three months ended March 31, 2005 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2004 prepared by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the consolidated financial position of the Partnership at March 31, 2005, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, respectively.

The general partners collectively share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II"). The Corporate General
Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for the three months ended March 31, 2005 and 15,475 for the three months ended March 31, 2004.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 507 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same nine VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from these VIE's, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2005, the Partnership holds limited partnership interests in 12 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA
IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2005.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments (2004 amounts have been restated to exclude the operations of Rand Grove Village, which sold its investment property on August 3, 2004) (in thousands):

                                              Three Months Ended
                                                  March 31,
                                              2005         2004
                                                        (Restated)
Revenues
  Rental and other                          $ 2,444       $ 2,357
Expenses
  Depreciation                                  367           363
  Interest                                      249           179
  Operating                                   1,954         1,927
                                              2,570         2,469
Net loss                                     $ (126)      $ (112)

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,630,000 were recognized during the year ended December 31, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at the time of sale.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2005, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $12,899,000 as of March 31, 2005. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes are in default at March 31, 2005.

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

There were no principal or interest payments made during the three months ended March 31, 2005 or 2004. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $59,000 and $67,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $11,000 for each of the three months ended March 31, 2005 and 2004 and are included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Eleven of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2005 is approximately $12,899,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes.

During the year ended December 31, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in "Results of Operations".

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

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

At March 31, 2005, the Partnership had investments in 12 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2005 and 2004, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2004.

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable. After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,630,000 was recognized during the year ended December 31, 2004 as a distribution in excess of investment in the limited partnership as the
Partnership had no remaining investment related to this Local Limited Partnership at the time of sale.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $59,000 and $67,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sale of the property owned by Rand Grove during 2004.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately
$16,000 and $58,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to legal fees incurred during the three months ended March 31, 2004 associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $18,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for each of the three months ended March 31, 2005 and 2004.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at March 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 507 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same nine VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from these VIE's, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


ITEM 5.  OTHER INFORMATION

         None.

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


                               Date: May 16, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 16, 2005

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


Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 16, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.