Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2005-08-12
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED VII

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2005
                                   (Unaudited)
                                 (in thousands)


                        Assets

Investments in limited partnership (Note 3)                                 $    --
Cash and cash equivalents                                                     2,406
     Total assets                                                           $ 2,406

          Liabilities and Partners' Deficit

Liabilities:
   Notes payable in default (Notes 1 and 4)                                 $ 6,840
   Accrued interest payable, in default
     (Notes 1 and 4)                                                         13,061
   Accounts payable and accrued expenses                                         28
                                                                             19,929
Contingencies (Note 6)

Partners' deficit:
   General partners                                       $   (499)
   Limited partners                                       (17,024)          (17,523)

     Total liabilities and partners' deficit                                $ 2,406

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2005          2004           2005          2004
   Revenues:
     Interest income                        $     17      $     --      $     31       $      1

   Operating expenses:
     Interest (Note 4)                           162           193           319            384
     Management fees - partners (Note 5)          59            66           118            133
     General and administrative (Note 5)           7            21            25             38
     Legal and accounting                         27            76            43            134
          Total operating expenses               255           356           505            689

   Loss from Partnership operations             (238)         (356)         (474)          (688)
   Distributions in excess of investment
   in
     limited partnerships (Note 3)                --           119            --            119
   Advances to limited partnerships
     charged to expense                           --            (4)           --             (4)

   Net loss                                 $   (238)     $   (241)     $   (474)      $   (573)

   Net loss allocated to general
     partners (1%)                          $     (2)     $     (2)     $     (5)      $     (6)
   Net loss allocated to limited
     partners (99%)                             (236)         (239)         (469)          (567)

                                            $   (238)     $   (241)     $   (474)      $   (573)

   Net loss per limited partnership         $ (15.28)     $ (15.44)     $ (30.36)      $ (36.64)
   interest

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,449

Partners' deficit,
  December 31, 2004                     $ (494)          $(16,555)        $(17,049)

Net loss for the six months
  ended June 30, 2005                       (5)              (469)            (474)

Partners' deficit,
  June 30, 2005                         $ (499)          $(17,024)        $(17,523)

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net loss                                                           $  (474)        $  (573)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Advances to limited partnerships charged to expense                  --               4
     Change in accounts:
      Accrued interest payable                                           319             367
      Accounts payable and accrued expenses                             (122)            (13)
      Accrued fees due to affiliates                                      --             (22)
         Net cash used in operating activities                          (277)           (237)
Net decrease in cash and cash equivalents                               (277)           (237)
Cash and cash equivalents, beginning of period                         2,683             237

Cash and cash equivalents, end of period                             $ 2,406         $    --
Supplemental disclosure of non-cash activity:
  Reduction of accrued interest on Tradewinds East
    note payable                                                     $    --         $    17

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $13,061,000 as of June 30, 2005. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes payable are in default at June 30, 2005.

The Partnership has not made any payments during the six months ended June 30, 2005 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the consolidated financial position of the Partnership at June 30, 2005, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for the three and six months ended June 30, 2005 and 15,475 for the three and six months ended June 30, 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2005, the Partnership holds limited partnership interests in 12 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA
IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2005.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                             2005         2004          2005          2004
Revenues
  Rental and other          $ 2,170      $ 2,282      $ 4,614       $ 4,642

Expenses
  Depreciation                  366          363          733           726
  Interest                      249          179          497           359
  Operating                   1,899        2,029        3,853         3,897
                              2,514        2,571        5,083         4,982
Net loss                    $ (344)      $ (289)       $ (469)       $ (340)

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2005, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $13,061,000 as of June 30, 2005. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes are in default at June 30, 2005.

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

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $118,000 and $133,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $22,000 for each of the six months ended June 30, 2005 and 2004 and are included in general and administrative expenses.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2005 is approximately $13,061,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes.

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

Results of Operations

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $31,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, the Partnership had investments in 12 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the six months ended June 30, 2005 and 2004, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2004.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $118,000 and $133,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sale of the property owned by Rand Grove during 2004.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $43,000 and $134,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to legal fees incurred during the six months ended June 30, 2004 associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $25,000 and $38,000 for the six months ended June 30, 2005 and 2004, respectively. The reduction in general and administrative expenses is primarily due to the accrual for the Illinois income tax liability related to the sale of Rand Grove being adjusted during the three and six months ended June 30, 2005 as a result of payment. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $22,000 for each of the six months ended June 30, 2005 and 2004.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at June 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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


                              Date: August 12, 2005

                       REAL ESTATE ASSOCIATES LIMITED VII
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


3 Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

10.1 Purchase and Sale Contract between Rand Grove Village Partnership, as Seller, and Heartland Realty Investors, Inc., as Purchaser, is incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB, for the quarterly period ended June 30, 2004.

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.