Form 10QSB
period 2005-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2005-11-14
CIK 722648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       REAL ESTATE ASSOCIATES LIMITED VII

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2005
                                   (Unaudited)
                                 (in thousands)


                           Assets
Investments in limited partnerships (Note 3)                                   $    --
Cash and cash equivalents                                                        2,337

     Total assets                                                              $ 2,337

              Liabilities and partners' deficit

Liabilities:
   Notes payable, in default                                                   $ 6,840
     (Notes 1 and 4)
   Accrued interest payable, in default
     (Notes 1 and 4)                                                            13,221
   Accounts payable and accrued expenses                                            42
                                                                                20,103
Contingencies (Note 6)

Partners' deficit:
   General partners                                           $   (501)
   Limited partners                                            (17,265)        (17,766)

     Total liabilities and partners' deficit                                   $  2,337

         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2005          2004           2005          2004
   Revenues:
     Interest income                          $    20       $     3      $    51        $     4
   Operating Expenses:
     Interest (Note 4)                            160           175          479            559
     Management fees - partners (Note 5)           60            67          178            200
     General and administrative (Note 5)           16           123           41            161
     Legal and accounting                          27            69           70            203
          Total operating expenses                263           434          768          1,123

   Loss from Partnership operations              (243)         (431)        (717)        (1,119)
   Distributions in excess of investment
   in
     limited partnerships (Note 3)                 --         6,631           --          6,750
   Advances to limited partnerships
   charged
     to expense                                    --           (35)          --            (39)
   Net (loss) income                          $  (243)      $ 6,165      $  (717)       $ 5,592

   Net (loss) income allocated to general
     partners (1%)                            $    (2)      $    62      $    (7)       $    56
   Net (loss) income allocated to limited
     partners (99%)                              (241)        6,103         (710)         5,536

                                              $  (243)      $ 6,165      $  (717)       $ 5,592
   Net (loss) income per limited
     partnership interest (Note 2)            $(15.60)      $394.38      $(45.96)       $357.74

         See Accompanying Notes To Consolidated Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED VII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (Note 2)                             15,449

Partners' deficit,
  December 31, 2004                     $ (494)          $(16,555)        $(17,049)

Net loss for the nine months
  ended September 30, 2005                  (7)              (710)            (717)

Partners' deficit,
  September 30, 2005                    $ (501)          $(17,265)        $(17,766)


         See Accompanying Notes To Consolidated Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2005           2004
Cash flows from operating activities:
  Net (loss) income                                                   $   (717)    $  5,592
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Distributions received from local limited partnership
       sale of investment property                                          --       (6,631)
     Advances to limited partnerships charged to expense                    --           39
     Changes in accounts:
      Accrued interest payable                                             479       (1,733)
      Accounts payable and accrued expenses                               (108)          64
      Accrued fees due to affiliates                                        --          (54)
         Net cash used in operating activities                            (346)      (2,723)

Cash flows from investing activities:
      Distributions received from local limited partnership
       sale of investment property                                          --        6,631
      Repayment of advances to limited partnerships                         --            7
         Net cash provided by investing activities                          --        6,638

Cash flows from financing activities:
      Repayment of note payable                                             --       (1,340)
      Advance from affiliate                                                --           30
      Repayment of advance from affiliate                                   --          (30)
         Net cash used in financing activities                              --       (1,340)

Net (decrease) increase in cash and cash equivalents                      (346)       2,575
Cash and cash equivalents, beginning of period                           2,683          237

Cash and cash equivalents, end of period                              $  2,337     $  2,812

Supplemental disclosure of non-cash activity:
  Reduction of accrued interest on Tradewinds East note payable       $     --     $     17

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $13,221,000 as of September 30, 2005. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the "Local Limited Partnerships") and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes.
Unpaid interest was due at maturity of the notes. All notes payable are in default at September 30, 2005.

The Partnership has not made any payments during the nine months ended September 30, 2005 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the Corporate General Partner is not obligated to fund such advances.

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

In the opinion of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the consolidated financial position of the Partnership at September 30, 2005, and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for the three and nine months ended September 30, 2005 and 15,475 for the three and nine months ended September 30, 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2005, the Partnership holds limited partnership interests in 12 Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in 11 additional Local Limited Partnerships. NAPICO is also a general partner in REA
IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2005.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                          Three Months Ended           Nine Months Ended
                            September 30,                September 30,
                          2005          2004         2005           2004

Revenues
  Rental and other       $ 2,272      $ 2,184       $ 6,886        $ 6,826
Expenses
  Depreciation               367          363         1,100          1,089
  Interest                   248          180           745            539
  Operating                1,864        1,544         5,717          5,441
                           2,479        2,087         7,562          7,069

Net (loss) income        $ (207)        $ 97        $ (676)        $ (243)

During the three and nine months ended September 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See Note
4). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized during the three and nine months ended September 30, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at the time of sale. The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

On September 15, 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,019,000 at September 30, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2005, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. Accrued interest is approximately $13,221,000 as of September 30, 2005. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All notes are in default at September 30, 2005.

On September 15, 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,019,000 at September 30, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

During the three and nine months ended September 30, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in Note 3.

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

NOTE 5 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $178,000 and $200,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $32,000 for each of the nine months ended September 30, 2005 and 2004 and are included in general and administrative expenses.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at September 30, 2005 is approximately $13,221,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes.

On September 15, 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,019,000 at September 30, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

During the three and nine months ended September 30, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in "Results of Operations".

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

Results of Operations

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $51,000 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, the Partnership had investments in 12 Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the nine months ended September 30, 2005 and 2004, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2004.

During the three and nine months ended September 30, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable. After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 was recognized during the three and nine months ended September 30, 2004 as a distribution in excess of investment in the limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at the time of sale. The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

On September 15, 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,019,000 at September 30, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $178,000 and $200,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sale of the property owned by Rand Grove during 2004.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $70,000 and $203,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to legal fees incurred during the nine months ended September 30, 2004 associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $41,000 and $161,000 for the nine months ended September 30, 2005 and 2004, respectively. The reduction in general and administrative expenses is primarily due to the accrual for the Illinois income tax liability related to the sale of Rand Grove during the three and nine months ended September 30, 2004. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $32,000 for each of the nine months ended September 30, 2005 and 2004.

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

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the "Units") or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at September 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                             Date: November 14, 2005

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

10.2 Agreement of Sale and Purchase, by and between Warren Heights Apartments, Ltd., an Ohio limited partnership, and Renewal Housing Associates, LLC, a Delaware limited liability company, incorporated by reference to the Partnership's Current Report on From 8-K dated August 26, 2005.

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.