Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2006-04-13
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period  _________to _________

                         Commission file number 0-13810

REAL ESTATE ASSOCIATES LIMITED VII

               (Name of small business issuer in its charter)

California	95-3290316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State Issuer's revenues for its most recent fiscal year. $74,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2005.  No market for the Registrant’s limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum as the general partner and two unrelated individuals as limited partners.  The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

The Partnership holds limited partnership interests in 12 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2005.  The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 11 additional Local Limited Partnerships as of December 31, 2005; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships as of December 31, 2005.  The other general partner of REA IV is NAPICO.  During 2004 the Partnership lost its interest in one Local Limited Partnership due to the sale of the property to a third party. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2005, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2005, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT

DECEMBER 31, 2005

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2005	2004

Aristocrat Manor
Hot Springs, AR	101	(A)	101	91%	86%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	70%	73%

Bellair Manor Apts.
Niles, OH	68	(A)	7	94%	94%

Birch Manor Apts. I
Medina, OH	60	(A)	12	93%	88%

Birch Manor Apts. II
Medina, OH	60	(A)	6	92%	95%

Bluewater Apts.
Port Huron, MI	116	(E)	--	90%	87%

Clarkwood Apts. I
Elyria, OH	72	(A)	34	90%	97%

Clarkwood Apts. II
Elyria, OH	120	(A)	51	94%	97%

Hampshire House
Warren, OH	150	(A)	150	96%	98%

Ivywood Apts.
Columbus, OH	124	(A)	124	95%	98%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	96%	96%

Nantucket Apts.
Alliance, OH	60	(A)	59	95%	95%

Newton Apts.
Newton, MS	36	(C)	--	80%	67%

Oak Hill Apts.
Franklin, PA	120	(A)	82	98%	99%

Oakview Apts.
Monticello, AR	32	(C)	7	90%	81%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT (continued)

DECEMBER 31, 2005

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2005	2004

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	97%	97%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	93%	94%

Pachuta Apts.
Pachuta, MS	16	(C)	16	91%	95%

Richards Park Apts.
Elyria, OH	60	(A)	24	88%	96%

Shubuta Properties
Shubuta, MS	16	(C)	16	100%	97%

Tradewinds East
Essexville, MI	150	(E)	30	80%	90%

Warren Heights Apts. I
Warren, OH	88	(A)	88	92%	95%

Yorkview Estates
Massillon, OH	50	(A)	50	96%	97%

TOTALS	1,667		943

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

(E)

The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned directly by the Partnership or indirectly through REA IV. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	Real VII
	or REA IV	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor	99.00%	$ 710	$ 3,039	$ --
Arkansas City Apts.	99.00%	95	484	--
Bellair Manor Apts.	98.99%	305	616	--
Birch Manor Apts. I	99.55%	250	203	1,136
Birch Manor Apts. II	99.56%	258	504	1,024
Bluewater Apts.	99.00%	650	1,197	--
Clarkwood Apts. I	98.99%	289	231	1,505
Clarkwood Apts. II	99.57%	495	549	2,330
Hampshire House	98.99%	690	2,309	--
Ivywood Apts.	98.99%	550	1,148	--
Jasper County Prop.	99.00%	128	645	--
Nantucket Apts.	98.99%	225	382	--
Newton Apts.	99.00%	185	981	--
Oak Hill Apts.	98.99%	565	1,409	--
Oakview Apts.	99.00%	214	1,080	--
Oakwood Park I Apts.	98.79%	160	79	1,146
Oakwood Park II Apts.	99.99%	260	169	1,704
Pachuta Apts.	99.00%	85	436	--
Richards Park Apts.	98.99%	275	491	--
Shubuta Properties	99.00%	86	434	--
Tradewinds East	99.00%	850	1,618	--
Warren Heights Apts. I	98.99%	375	823	--
Yorkview Estates	98.99%	220	461	--
		$ 7,920	$19,288	$ 8,845

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

Item 4.

Submission Of Matters To A Vote Of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market For The Registrant’s Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2005, there were 2,939 registered holders, owning an aggregate of 15,449 limited partnership units (the “Units”) in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2005.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management’s Discussion And Analysis or Plan of Operation

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. Accordingly, during 2004 the Partnership received approximately $3,023,000 from the sale of Rand Grove. The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2005 is approximately $13,391,000. The notes matured between December 1999 and December 2004. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes.

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

During the year ended December 31, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in “Results of Operations”.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Warren Heights Apartments to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment in these Local Limited Partnerships.

Results of Operations

At December 31, 2005, the Partnership had investments in 12 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2005 and 2004, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004. This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See “Item 7. Financial Statements - Note 4”). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized during the year ended December 31, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at the time of sale. The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,031,000 at December 31, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $237,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in management fees charged is due to the decrease in the number of Local Limited Partnerships in which the Partnership held investments, as a result of the sale of the property owned by Rand Grove during 2004.

The decrease in interest expense is a result of the repayment of the non-recourse notes payable associated with Rand Grove as a result of the sale of the property, as discussed above.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $94,000 and $244,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is primarily due to legal fees incurred during 2004 associated with the sale of Rand Grove, as discussed above. General and administrative expenses were approximately $54,000 and $177,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses is primarily due to the recognition of an Illinois income tax liability related to the sale of Rand Grove in 2004, as discussed above. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $43,000 for each of the years ended December 31, 2005 and 2004.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2005.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Item 7.

Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2005

Consolidated Statements of Operations – Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $20,231,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, SC

March 30, 2006

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

(in thousands)

Assets

Investments in limited partnerships (Note 3)		$ --
Cash and cash equivalents		2,291
Total assets		$ 2,291

Liabilities and Partners' Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default
(Notes 1 and 4)		13,391
Accounts payable and accrued expenses		56
Accrued fees due to affiliates (Note 5)		13
		20,300
Contingencies (Note 7)

Partners' deficit:
General partners	$ (504)
Limited partners	(17,505)	(18,009)
Total liabilities and partners' deficit		$ 2,291

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest income	$ 74	$ 15

Operating expenses:
Management fees – partners (Note 5)	237	266
General and administrative (Note 5)	54	177
Legal and accounting	94	244
Interest (Note 4)	649	718
Total operating expenses	1,034	1,405

Loss from Partnership operations	(960)	(1,390)
Distributions in excess of investment in
limited partnerships (Note 3)	--	6,769
Advances to limited partnerships charged
to expense	--	(39)
Net (loss) income	$ (960)	$ 5,340

Net (loss) income allocated to general
partners (1%)	$ (10)	$ 53
Net (loss) income allocated to limited
partners (99%)	(950)	5,287
	$ (960)	$ 5,340
Net (loss) income per limited
partnership interest (Note 2)	$(61.49)	$341.65

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,449

Partners' Deficit, December 31, 2003	$ (547)	$(21,842)	$(22,389)

Net income for the year ended
December 31, 2004	53	5,287	5,340

Partners' Deficit, December 31, 2004	(494)	(16,555)	(17,049)

Net loss for the year ended
December 31, 2005	(10)	(950)	(960)

Partners' Deficit, December 31, 2005	$ (504)	$(17,505)	$(18,009)

(A)

Consists of 15,449 interests at both December 31, 2005 and 2004. During 2004, 26 interests were abandoned (Notes 2 and 9).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (960)	$ 5,340
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Distributions received from local limited partnership
sale of investment property	--	(6,631)
Advances to limited partnerships charged to expense	--	39
Changes in accounts:
Accrued interest payable	649	(1,591)
Accounts payable and accrued expenses	(94)	45
Accrued fees due to affiliates	13	(54)
Net cash used in operating activities	(392)	(2,852)

Cash flows from investing activities:
Distributions received from local limited partnership
sale of investment property	--	6,631
Repayment of advances to limited partnerships	--	7
Net cash provided by investing activities	--	6,638

Cash flows from financing activities:
Repayment of note payable	--	(1,340)
Repayment of advance from affiliate	--	(30)
Advance from affiliate	--	30
Net cash used in financing activities	--	(1,340)

Net (decrease) increase in cash and cash equivalents	(392)	2,446
Cash and cash equivalents, beginning of year	2,683	237
Cash and cash equivalents, end of year	$ 2,291	$ 2,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 2,275
Supplemental disclosure of non-cash activity:
Reduction of accrued interest on Tradewinds East note
payable	$ --	$ 34

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses.  In addition, the Partnership is in default on notes payable and related accrued interest payable for notes payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2005 is approximately $13,391,000. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable are in default at December 31, 2005.

In August 2004, approximately $1,340,000 in principal and approximately $2,275,000 in related accrued interest was repaid as a result of the sale of Rand Grove (as discussed in Note 3). The Partnership has not made any payments during the year ended December 31, 2005 and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

The Partnership was formed under the California Limited Partnership Act on May 24, 1983.  The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects.  The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum as the general partner and two unrelated individuals as limited partners.  The business of the Partnership is conducted primarily by NAPICO. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 and 15,475 for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,291,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2005 and 2004.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note 3 - Investments in Limited Partnerships

As of December 31, 2005, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2005.

During the year ended December 31, 2004, the Partnership received approximately $3,023,000 in net cash proceeds from the sale of the property owned by Rand Grove Village Partnership to a third party on August 3, 2004.  This amount was net of approximately $1,340,000 in principal repayments and $2,275,000 in interest repayments on non-recourse notes payable (See Note 4). After applying approximately $7,000 for the repayment of an advance, the total gross proceeds of approximately $6,631,000 were recognized during the year ended December 31, 2004 as a distribution in excess of investment in limited partnership as the Partnership had no remaining investment related to this Local Limited Partnership at the time of sale.  The Corporate General Partner has determined that the net proceeds received from the sale of Rand Grove are to be reserved to fund Partnership reserves and operating expenses.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,031,000 at December 31, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheet of the aforementioned

Local Limited Partnerships as of December 31, 2005, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2005:

CONDENSED COMBINED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
December 31, 2005
Assets:
Land	$ 1,841
Buildings and improvements, net of accumulated
depreciation of approximately $31,948	14,679
Other assets	6,545
Total assets	$23,065
Liabilities and Partners' Deficit:
Mortgage notes payable	$19,288
Notes payable	3,085
Accrued interest on notes payable	5,760
Other liabilities	2,928
31,061

Partners' Deficit	(7,996)

Total liabilities and partners' deficit	$23,065

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
	Years Ended December 31,
	2005	2004
Revenues:
Rental and other	$ 10,070	$ 9,776

Expenses:
Depreciation and amortization	1,475	1,466
Interest	978	994
Operating	8,053	7,817
Total expenses	10,506	10,277

Net loss	$ (436)	$ (501)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi- family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 4 – Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2005, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  Accrued interest is approximately $13,391,000 as of December 31, 2005. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes are in default at December 31, 2005.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,031,000 at December 31, 2005. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment in this Local Limited Partnership.

During the year ended December 31, 2004, the Partnership paid approximately $1,340,000 in principal payments and approximately $2,275,000 in accrued interest payments from proceeds from the sale of Rand Grove in August 2004, as discussed in Note 3.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for Warren Heights Apartments to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment in these Local Limited Partnerships.

The Partnership received a gross distribution of approximately $39,000 from surplus cash from Tradewinds East Limited Partnership during the year ended December 31, 2004. Approximately $34,000 was sent to the holder of the Tradewinds East note payable, which was applied to accrued interest. The Partnership received the remaining cash of approximately $5,000.

There were no principal or interest payments made on these notes during the year ended December 31, 2005. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $43,000 for each of the years ended December 31, 2005 and 2004, respectively, and are included in general and administrative expenses. At December 31, 2005, approximately $13,000 was due to NAPICO and is included in accrued fees due to affiliates. These amounts were paid to NAPICO subsequent to December 31, 2005.

An affiliate of the Corporate General Partner is the General Partner in 18 of the Partnership’s 23 Local Limited Partnerships.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2005.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note 6 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the consolidated statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2005	2004

Net (loss) income per financial statements	$ (960)	$ 5,340

Other	675	1,257
Partnership's share of limited local
Partnership	973	(173)
Income per tax return	$ 688	$ 6,424

Net income per limited partnership interest	$ 88	$ 814

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2005
(in thousands)

Net deficit as reported	$(18,009)
Add (deduct):
Deferred offering costs	5,091
Investment in Partnerships	(17,197)
Accrued interest	13,245
Other	(1,579)
Net deficit – federal tax basis	$(18,449)

Note 7 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which REAL VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 3,039	$ --	$ 265	$ 4,460	$ 4,725	$ 2,274
Arkansas City Apts.	484	--	22	505	527	233
Bellair Manor Apts.	616	--	153	1,547	1,700	1,109
Birch Manor Apts. I	203	1,136	61	1,323	1,384	948
Birch Manor Apts. II	504	1,024	50	1,387	1,437	994
Bluewater Apts.	1,197	--	130	4,499	4,629	2,809
Clarkwood Apts. I	231	1,505	69	1,532	1,601	1,098
Clarkwood Apts. II	549	2,330	93	2,628	2,721	1,884
Hampshire House	2,309	--	101	3,946	4,047	2,828
Ivywood Apts.	1,148	--	200	2,939	3,139	2,109
Jasper County Prop.	645	--	33	873	906	765
Nantucket Apts.	382	--	35	1,330	1,365	936
Newton Apts.	981	--	55	1,138	1,193	1,079
Oak Hill Apts.	1,409	--	76	3,089	3,165	2,215
Oakview Apts.	1,080	--	75	1,180	1,255	521
Oakwood Park I Apts.	79	1,146	63	854	917	613
Oakwood Park II Apts.	169	1,704	102	1,379	1,481	988
Pachuta Apts.	436	--	21	555	576	498
Richards Park Apts.	491	--	52	1,419	1,471	1,009
Shubuta Properties	434	--	23	643	666	543
Tradewinds East	1,618	--	118	5,995	6,113	4,054
Warren Heights Apts. I	823	--	22	2,203	2,225	1,579
Yorkview Estates	461	--	22	1,203	1,225	862
Total	$19,288	$ 8,845	$1,841	$46,627	$48,468	$31,948

(2)

Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 48,159	$ 55,006
Improvements during the period	309	530
Loss of investments in Local Limited
Partnership	--	(7,377)
Balance at end of year	$ 48,468	$ 48,159

	Years Ended December 31,
	2005	2004
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 30,473	$ 35,498
Depreciation expense for the period	1,475	1,466
Loss of investments in Local Limited
Partnership	--	(6,491)
Balance at end of year	$ 31,948	$ 30,473

Note 9 - Abandonment Of Limited Partnership Interests

In 2004, the number of Limited Partnership Interests decreased by 26 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Real Estate Associates Limited VII (the “Partnership” or the “Registrant”) has no officers or directors.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and
		Director
David R. Robertson	40	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and
		Chief Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program. Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a)

The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2005.

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

Item 12.

Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $43,000 for each of the years ended December 31, 2005 and 2004, respectively, and are included in general and administrative expenses. At December 31, 2005, approximately $13,000 was due to NAPICO and is included in accrued fees due to affiliates. These amounts were paid to NAPICO subsequent to December 31, 2005.

An affiliate of the Corporate General Partner is the General Partner in 18 of the Partnership’s 23 Local Limited Partnerships.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at December 31, 2005.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 for each of the years 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $20,000 and $26,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and
Chief Financial Officer

Date: April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 12, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 12, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 12, 2006
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED VII

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Restated Certificate and Agreement of Limited Partnership dated May

24, 1983 filed with the Securities and Exchange Commission Form S-11

No. 2-84816, which is hereby incorporated by reference.

10.1

Purchase and Sale Contract between Rand Grove Village Partnership, as Seller, and Heartland Realty Investors, Inc., as Purchaser, is incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB, for the quarterly period ended June 30, 2004.

10.2

Agreement of Sale and Purchase, by and between Warren Heights Apartments, Ltd., an Ohio limited partnership, and Renewal Housing Associates, LLC, a Delaware limited liability company, incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 26, 2005.

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

Date:  April 12, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  April 12, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VII (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 12, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.