Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2006-05-05
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands)

MARCH 31, 2006

Assets

Investments in limited partnerships (Note 3)		$ --
Cash and cash equivalents		2,174

Total assets		$ 2,174

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default
(Notes 1 and 4)		13,549
Accounts payable and accrued expenses		10
		20,399
Contingencies (Note 6)

Partners' deficit:
General partners	$ (506)
Limited partners	(17,719)	(18,225)

Total liabilities and partners' deficit		$ 2,174

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 24	$ 14

Operating expenses:
Interest (Note 4)	158	157
Management fees - partners (Note 5)	59	59
General and administrative (Note 5)	6	18
Legal and accounting	17	16
Total operating expenses	240	250

Net loss	$ (216)	$ (236)

Net loss allocated to general partners (1%)	$ (2)	$ (2)

Net loss allocated to limited partners (99%)	(214)	(234)
	$ (216)	$ (236)

Net loss per limited partnership interest (Note 2)	$(13.85)	$(15.15)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 2)		15,449

Partners' deficit,
December 31, 2005	$ (504)	$(17,505)	$(18,009)

Net loss for the three months
ended March 31, 2006	(2)	(214)	(216)

Partners' deficit,
March 31, 2006	$ (506)	$(17,719)	$(18,225)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (216)	$ (236)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Accrued interest payable	158	157
Accounts payable and accrued expenses	(46)	(18)
Accrued fees due to affiliates	(13)	--
Net cash used in operating activities	(117)	(97)

Net decrease in cash and cash equivalents	(117)	(97)
Cash and cash equivalents, beginning of period	2,291	2,683

Cash and cash equivalents, end of period	$ 2,174	$ 2,586

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GOING CONCERN

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $13,549,000 as of March 31, 2006. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable are in default at March 31, 2006.

The Partnership has not made any payments during the three months ended March 31, 2006 and is in default under the terms of the notes. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,179,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of one of the underlying properties. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2005 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the consolidated financial position of the Partnership at March 31, 2006, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV (“REA IV”), a California general partnership in which the Partnership holds 99 percent of the general partner interest.  Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for using the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for both the three months ended March 31, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2006, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2006.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenues
Rental and other	$ 2,518	$ 2,444
Expenses
Depreciation	369	367
Interest	245	249
Operating	2,013	1,954
	2,627	2,570
Net loss	$ (109)	$ (126)

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,043,000 at March 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2006, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  Accrued interest is approximately $13,549,000 as of March 31, 2006. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes are in default at March 31, 2006.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,043,000 at March 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,179,000 to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these fourteen Local Limited Partnerships.

There were no principal or interest payments made on these notes during the three months ended March 31, 2006 or 2005. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $59,000 for each of the three months ended March 31, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses. The reimbursements to NAPICO were approximately $11,000 for the three months ended March 31, 2005 and are included in general and administrative expenses. There were no such reimbursements for the three months ended March 31, 2006.

An affiliate of the Corporate General Partner is the general partner in eighteen of the Partnership’s twenty-three Local Limited Partnerships.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Corporate General Partner has determined that its cash and cash equivalents are to be reserved to fund Partnership reserves and operating expenses.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2006 is approximately $13,549,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,179,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of one of the underlying properties.

Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,043,000 at March 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,179,000  to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these Local Limited Partnerships.

Results of Operations

At March 31, 2006, the Partnership had investments in twelve Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2006 and 2005, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,043,000 at March 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before July 1,

2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $59,000 for each of the three months ended March 31, 2006 and 2005.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $16,000 for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses were approximately $6,000 and $18,000 for the three months ended March 31, 2006 and 2004, respectively. The decrease in general and administrative expenses is due to a decrease in reimbursements to NAPICO for certain expenses, which totaled approximately $11,000 for the three months ended March 31, 2005. There were no such reimbursements for the three months ended March 31, 2006.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the “Units”) or 1,167.58 limited partnership interests in the Partnership representing 7.56% of the outstanding Units at March 31, 2006.  A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.