Form 10QSB
period 2006-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2006-08-11
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands)

JUNE 30, 2006

Assets

Investments in limited partnerships (Note 3)		$ --
Cash and cash equivalents		2,125
Total assets		$ 2,125

Liabilities and Partners’ Deficit

Liabilities:
Notes payable in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default
(Notes 1 and 4)		13,708
Accounts payable and accrued expenses		19
		20,567
Contingencies (Note 6)

Partners' deficit:
General partners	$ (508)
Limited partners	(17,934)	(18,442)

Total liabilities and partners' deficit		$ 2,125

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 28	$ 17	$ 52	$ 31

Operating expenses:
Interest (Note 4)	159	162	317	319
Management fees - partners (Note 5)	59	59	118	118
General and administrative (Note 5)	6	7	12	25
Legal and accounting	21	27	38	43
Total operating expenses	245	255	485	505

Net loss	$ (217)	$ (238)	$ (433)	$ (474)

Net loss allocated to general
partners (1%)	$ (2)	$ (2)	$ (4)	$ (5)
Net loss allocated to limited
partners (99%)	(215)	(236)	(429)	(469)

	$ (217)	$ (238)	$ (433)	$ (474)
Net loss per limited partnership
interest (Note 2)	$ (13.92)	$ (15.28)	$ (27.77)	$ (30.36)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests		15,431
(Notes 2 and 7)

Partners' deficit,
December 31, 2005	$ (504)	$(17,505)	$(18,009)

Net loss for the six months
ended June 30, 2006	(4)	(429)	(433)

Partners' deficit,
June 30, 2006	$ (508)	$(17,934)	$(18,442)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (433)	$ (474)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accrued interest payable	317	319
Accounts payable and accrued expenses	(37)	(122)
Accrued fees due to affiliates	(13)	--
Net cash used in operating activities	(166)	(277)

Net decrease in cash and cash equivalents	(166)	(277)
Cash and cash equivalents, beginning of period	2,291	2,683

Cash and cash equivalents, end of period	$ 2,125	$ 2,406

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Accrued interest is approximately $13,708,000 as of June 30, 2006. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2006.

The Partnership has not made any payments during the six months ended June 30, 2006 and is in default under the terms of the notes. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,252,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals), necessary to present fairly the consolidated financial position of the Partnership at June 30, 2006, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2006 and 2005, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for both the three and six months ended June 30, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2006, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2006.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental and other	$ 2,580	$ 2,170	$ 5,098	$ 4,614
Expenses
Depreciation	369	366	738	733
Interest	244	249	489	497
Operating	1,946	1,899	3,959	3,853
	2,559	2,514	5,186	5,083
Net income (loss)	$ 21	$ (344)	$ (88)	$ (469)

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,056,000 at June 30, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before October 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2006, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  Accrued interest is approximately $13,708,000 as of June 30, 2006. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2006.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,056,000 at June 30, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before October 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,252,000 to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these fourteen Local Limited Partnerships.

There were no principal or interest payments made on these notes during the six months ended June 30, 2006 or 2005. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $118,000 for each of the six months ended June 30, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses. The reimbursements to NAPICO were approximately $22,000 for the six months ended June 30, 2005 and are included in general and administrative expenses. There were no such reimbursements for the six months ended June 30, 2006.

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

NOTE 7 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the six months ended June 30, 2006, the number of Limited Partnership interests decreased by 18 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2006 is approximately $13,708,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,252,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships.

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

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,056,000 at June 30, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before October 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,252,000 to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these Local Limited Partnerships.

Results of Operations

At June 30, 2006, the Partnership had investments in twelve Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially all rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in losses from the Local Limited Partnerships for the six months ended June 30, 2006 and 2005, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

In September 2005, Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,056,000 at June 30, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before October 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $118,000 for each of the six months ended June 30, 2006 and 2005.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $43,000 for the six months ended June 30, 2006 and 2005, respectively. General and administrative expenses were approximately $12,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to NAPICO for certain expenses. There were no such reimbursements for the six months ended June 30, 2006.

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

Other

AIMCO and its affiliates owned 583.79 limited partnership units (the “Units”) or 1,167.58 limited partnership interests in the Partnership representing 7.57% of the outstanding Units at June 30, 2006.  A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 10, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 10, 2006	By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: August 10, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.