Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2007-04-16
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State Issuer's revenues for its most recent fiscal year. $107,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2006.  No market for the Registrant’s limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II ("NAPIA II"). NAPIA II is a limited partnership formed under the California Limited Partnership Act and consists of Mr. Charles H. Boxenbaum as the general partner and two unrelated individuals as limited partners.  The business of the Partnership is conducted primarily by NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership holds limited partnership interests in 12 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2006.  The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 11 additional Local Limited Partnerships as of December 31, 2006; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 23 Local Limited Partnerships as of December 31, 2006.  The other general partner of REA IV is NAPICO.  Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2006, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2006, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested, of which one is classified as held for sale at December 31, 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2006	2005

Aristocrat Manor
Hot Springs, AR	101	(A)	101	90%	91%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	74%	70%

Bellair Manor Apts.
Niles, OH	68	(A)	7	94%	94%

Birch Manor Apts. I
Medina, OH	60	(A)	12	88%	93%

Birch Manor Apts. II
Medina, OH	60	(A)	6	88%	92%

Bluewater Apts.
Port Huron, MI	116	(E)	--	85%	90%

Clarkwood Apts. I
Elyria, OH	72	(A)	34	92%	90%

Clarkwood Apts. II
Elyria, OH	120	(A)	51	93%	94%

Hampshire House
Warren, OH	150	(A)	150	93%	96%

Ivywood Apts.
Columbus, OH	124	(A)	124	91%	95%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	95%	96%

Nantucket Apts.
Alliance, OH	60	(A)	59	91%	95%

Newton Apts.
Newton, MS	36	(C)	--	81%	80%

Oak Hill Apts.
Franklin, PA	120	(A)	82	98%	98%

Oakview Apts.
Monticello, AR	32	(C)	7	85%	90%

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	92%	97%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	85%	93%

Pachuta Apts.
Pachuta, MS	16	(C)	16	93%	91%

Richards Park Apts.
Elyria, OH	60	(A)	24	87%	88%

Shubuta Properties
Shubuta, MS	16	(C)	16	88%	100%

Tradewinds East
Essexville, MI	150	(E)	30	78%	80%

Warren Heights Apts. I (1)
Warren, OH	88	(A)	88	93%	92%

Yorkview Estates
Massillon, OH	50	(A)	50	92%	96%

TOTALS	1,667		943

(1)

Held for sale.

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

(E)

The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned directly by the Partnership or indirectly through REA IV. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

	Real VII
	or REA IV	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor	99.00%	$ 710	$ 3,019	$ --
Arkansas City Apts.	99.00%	95	481	--
Bellair Manor Apts.	98.99%	305	567	--
Birch Manor Apts. I	99.55%	250	136	1,174
Birch Manor Apts. II	99.56%	258	464	1,058
Bluewater Apts.	99.00%	650	1,100	--
Clarkwood Apts. I	98.99%	289	159	1,555
Clarkwood Apts. II	99.57%	495	444	2,407
Hampshire House	98.99%	690	2,205	--
Ivywood Apts.	98.99%	550	1,059	--
Jasper County Prop.	99.00%	128	641	--
Nantucket Apts.	98.99%	225	339	--
Newton Apts.	99.00%	185	981	--
Oak Hill Apts.	98.99%	565	1,326	--
Oakview Apts.	99.00%	214	1,074	--
Oakwood Park I Apts.	98.79%	160	56	1,184
Oakwood Park II Apts.	99.99%	260	130	1,760
Pachuta Apts.	99.00%	85	434	--
Richards Park Apts.	98.99%	275	451	--
Shubuta Properties	99.00%	86	431	--
Tradewinds East	99.00%	850	1,500	--
Yorkview Estates	98.99%	220	427	--
		$ 7,545	$17,424	$ 9,138

The Partnership has a 98.99% ownership interest in Warren Heights Apartments, which is classified as held for sale at December 31, 2006.

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

Item 4.

Submission Of Matters To A Vote Of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market For The Registrant’s Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2006, there were 2,935 registered holders, owning an aggregate of 15,411 limited partnership interests in the Partnership.  In 2006, the number of Limited Partnership Interests decreased by 38 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of $272,250 to the limited partners and $2,750 to the general partners, using proceeds from the sale of the partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.58% of the outstanding interests at December 31, 2006.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The consolidated financial statements included in “Item 7. Financial Statements” have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2006 is approximately $14,030,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,399,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships.

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

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,081,000 at December 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership classified its assets and liabilities as held for sale at December 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,399,000, as of December 31, 2006, to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the notes for such period.  The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper Country Properties, Newton Apartments, Pacific Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at December 31, 2006.

Results of Operations

At December 31, 2006, the Partnership had investments in 12 Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in 11 additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2006 and 2005, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

The Partnership’s revenues consist primarily of interest income earned on temporary investment funds not required for investment in Local Limited Partnerships. Interest income was approximately $107,000 and $74,000 for the years ended December 31, 2006 and 2005, respectively. The increase in interest income is due to an increase in interest rates.

A recurring Partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $237,000 for each of the years ended December 31, 2006 and 2005.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $82,000 and $94,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in legal and accounting fees is primarily due to decreases in the cost of audit fees. General and administrative expenses were approximately $16,000 and $54,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to NAPICO for certain expenses, which totaled approximately $43,000 for the year ended December 31, 2005. There were no such reimbursements for the year ended December 31, 2006.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 98% to 99.99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments In Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.58% of the outstanding interests at December 31, 2006.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved either directly or indirectly through its consolidated subsidiary with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2006

Consolidated Statements of Operations – Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $20,870,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

April 13, 2007

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

(in thousands)

Assets

Investments in limited partnerships (Note 3)		$ --
Cash and cash equivalents		2,045
Total assets		$ 2,045

Liabilities and Partners' Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default (Notes 1 and 4)		14,030
Accounts payable and accrued expenses		44
		20,914
Contingencies (Note 7)

Partners' deficit:
General partners	$ (513)
Limited partners	(18,356)	(18,869)
Total liabilities and partners' deficit		$ 2,045

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 107	$ 74

Operating expenses:
Management fees – partners (Note 5)	237	237
General and administrative (Note 5)	16	54
Legal and accounting	82	94
Interest (Note 4)	639	649
Total operating expenses	974	1,034

Loss from Partnership operations	(867)	(960)
Distributions in excess of investment in
limited partnerships (Note 3)	7	--
Net loss (Note 6)	$ (860)	$ (960)

Net loss allocated to general partners (1%)	$ (9)	$ (10)
Net loss allocated to limited partners (99%)	(851)	(950)
	$ (860)	$ (960)
Net loss per limited partnership interest (Note 2)	$(55.08)	$(61.49)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,411

Partners' Deficit, December 31, 2004	$ (494)	$(16,555)	$(17,049)

Net loss for the year ended
December 31, 2005	(10)	(950)	(960)

Partners' Deficit, December 31, 2005	(504)	(17,505)	(18,009)

Net loss for the year ended
December 31, 2006	(9)	(851)	(860)

Partners' Deficit, December 31, 2006	$ (513)	$(18,356)	$(18,869)

(A)

Consists of 15,411 and 15,449 interests at December 31, 2006 and 2005, respectively. During 2006, 38 interests were abandoned (Notes 2 and 9).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (860)	$ (960)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Accrued interest payable	639	649
Accounts payable and accrued expenses	(12)	(94)
Accrued fees due to affiliates	(13)	13
Net cash used in operating activities	(246)	(392)

Net decrease in cash and cash equivalents	(246)	(392)
Cash and cash equivalents, beginning of year	2,291	2,683
Cash and cash equivalents, end of year	$ 2,045	$ 2,291

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1 – Going Concern

The accompanying consolidated financial statements have been prepared assuming Real Estate Associates Limited VII (the “Partnership”) will continue as a going concern. The Partnership continues to generate recurring operating losses.  In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2006 is approximately $14,030,000. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2006.

The Partnership has not made any payments during the years ended December 31, 2006 and 2005 and is in default under the terms of the notes. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,399,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,449 for both of the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified fourteen additional VIEs in which it held a variable interest and was not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved either directly or indirectly through its consolidated subsidiary with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2006. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 3 - Investments in Limited Partnerships

As of December 31, 2006, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2006.

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,081,000 at December 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership classified its assets and liabilities as held for sale at December 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,399,000, as of December 31, 2006, to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper Country Properties, Newton Apartments, Pacific Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at December 31, 2006.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheet of the aforementioned

Local Limited Partnerships as of December 31, 2006, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2006 (In accordance with SFAS No. 144, the assets and liabilities of Warren Heights Apartments are classified as held for sale at December 31, 2006. Accordingly, the following unaudited combined financial statements exclude the assets, liabilities and operations of Warren Heights Apartments for the years ended December 31, 2006 and 2005):

CONDENSED COMBINED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
December 31, 2006
Assets:
Land	$ 1,819
Buildings and improvements, net of accumulated
depreciation of approximately $31,798	12,804
Other assets	6,836
Total assets	$21,459
Liabilities and Partners' Deficit:
Mortgage notes payable	$17,424
Notes payable	3,085
Accrued interest on notes payable	6,053
Other liabilities	3,213
Total liabilities	29,775

Partners' Deficit	(8,316)

Total liabilities and partners' deficit	$21,459

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
	Years Ended December 31,
	2006	2005
		(Restated)
Revenues:
Rental and other	$ 9,647	$ 9,526

Expenses:
Depreciation and amortization	1,429	1,403
Interest	952	978
Operating	7,759	7,580
Total expenses	10,140	9,961

Loss from continuing operations	$ (493)	$ (435)

The difference between the investment per the accompanying consolidated balance sheet at December 31, 2006 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, the Partnership’s recording of capital contributions payable to the Local Limited Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 4 – Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2006, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  Accrued interest is approximately $14,030,000 as of December 31, 2006. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2006.

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,081,000 at December 31, 2006. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership classified its assets and liabilities as held for sale at December 31, 2006. The Partnership has no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,399,000, as of December 31, 2006, to permit them to purchase a series of projects including the properties owned by fourteen of the Local Limited Partnerships.  Pending the decision to purchase one of the above properties and enter into a purchase agreement, the note holder agrees to forebear taking any action under the note for such period.  The Partnership has no remaining investment balance in these Local Limited Partnerships.

There were no principal or interest payments made on these notes during the years ended December 31, 2006 or 2005. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 for each of the years ended December 31, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $43,000 for the year ended December 31, 2005 and is included in general and administrative expenses. There were no such reimbursements for the year ended December 31, 2006.

An affiliate of the Corporate General Partner is the general partner in 18 of the Partnership’s 23 Local Limited Partnerships.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.58% of the outstanding interests at December 31, 2006.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2006	2005

Net loss per financial statements	$ (860)	$ (960)

Other	663	675
Partnership's share of limited local
Partnership	1,110	973
Income per tax return	$ 913	$ 688

Income per limited partnership interest	$117.21	$ 88

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2006
(in thousands)

Net deficit as reported	$(18,869)
Add (deduct):
Deferred offering costs	5,091
Investment in Partnerships	(16,066)
Accrued interest	13,821
Other	(1,517)
Net deficit – federal tax basis	$(17,540)

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

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which REAL VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 3,019	$ --	$ 265	$ 4,466	$ 4,731	$ 2,434
Arkansas City Apts.	481	--	22	510	532	243
Bellair Manor Apts.	567	--	153	1,547	1,700	1,160
Birch Manor Apts. I	136	1,174	61	1,323	1,384	992
Birch Manor Apts. II	464	1,058	50	1,387	1,437	1,040
Bluewater Apts.	1,100	--	130	4,529	4,659	2,954
Clarkwood Apts. I	159	1,555	69	1,532	1,601	1,149
Clarkwood Apts. II	444	2,407	93	2,628	2,721	1,971
Hampshire House	2,205	--	101	3,946	4,047	2,959
Ivywood Apts.	1,059	--	200	2,939	3,139	2,207
Jasper County Prop.	641	--	33	875	908	772
Nantucket Apts.	339	--	35	1,330	1,365	980
Newton Apts.	981	--	55	1,162	1,217	1,089
Oak Hill Apts.	1,326	--	76	3,089	3,165	2,318
Oakview Apts.	1,074	--	75	1,192	1,267	544
Oakwood Park I Apts.	56	1,184	63	854	917	641
Oakwood Park II Apts.	130	1,760	102	1,379	1,481	1,034
Pachuta Apts.	434	--	21	557	578	502
Richards Park Apts.	451	--	52	1,419	1,471	1,057
Shubuta Properties	431	--	23	644	667	550
Tradewinds East	1,500	--	118	6,091	6,209	4,300
Yorkview Estates	427	--	22	1,203	1,225	902
Total	$17,424	$ 9,138	$1,819	$44,602	$46,421	$31,798

(2)

Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 48,468	$ 48,159
Improvements during the year	178	309
Assets held for sale	(2,225)	--
Balance at end of year	$ 46,421	$ 48,468

	Years Ended December 31,
	2006	2005
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 31,948	$ 30,473
Depreciation expense for the year	1,484	1,475
Assets held for sale	(1,634)	--

Balance at end of year	$ 31,798	$ 31,948

Note 9 - Abandonment Of Limited Partnership Interests

In 2006, the number of Limited Partnership Interests decreased by 38 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors and Executive Officers of the Registrant and Corporate Governance

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

David R. Robertson	41	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Executive Vice President and
		Director
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and
		Chief Financial Officer

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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a)

The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2006.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,167.58	7.58%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 for each of the years ended December 31, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $43,000 for the year ended December 31, 2005 and is included in general and administrative expenses. There were no such reimbursements for the year ended December 31, 2006.

An affiliate of the Corporate General Partner is the General Partner in 18 of the Partnership’s 23 Local Limited Partnerships.

AIMCO and its affiliates owned 583.79 Units or 1,167.58 limited partnership interests in the Partnership representing 7.58% of the outstanding interests at December 31, 2006.  A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $43,000 and $49,000 for the years 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $27,000 and $26,000 for 2006 and 2005, respectively.

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

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 16, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 16, 2007
Kathleen Danilchick	Chief Financial Officer

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

Date:  April 16, 2007

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

Date:  April 16, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited VII (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 16, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.