Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2007-05-09
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands)

MARCH 31, 2007

Assets

Investments in and advances to Local Limited
Partnerships (Note 3)		$ --
Cash and cash equivalents		1,980
Total assets		$ 1,980

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default (Notes 1 and 4)		14,188
Accounts payable and accrued expenses		30
		21,058
Contingencies (Note 6)

Partners' deficit:
General partners	$ (515)
Limited partners	(18,563)	(19,078)
Total liabilities and partners' deficit		$ 1,980

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 25	$ 24

Operating expenses:
Interest (Note 4)	158	158
Management fees - partners (Note 5)	59	59
General and administrative	6	6
Legal and accounting	18	17
Total operating expenses	241	240
Loss from Partnership operations	(216)	(216)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	7	--
Net loss	$ (209)	$ (216)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(207)	(214)
	$ (209)	$ (216)

Net loss per limited partnership interest (Note 2)	$(13.43)	$(13.85)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 2)		15,411

Partners' deficit,
December 31, 2006	$ (513)	$(18,356)	$(18,869)

Net loss for the three months
ended March 31, 2007	(2)	(207)	(209)

Partners' deficit,
March 31, 2007	$ (515)	$(18,563)	$(19,078)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (209)	$ (216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Accrued interest payable	158	158
Accounts payable and accrued expenses	(14)	(46)
Accrued fees due to affiliates	--	(13)
Net cash used in operating activities	(65)	(117)

Net decrease in cash and cash equivalents	(65)	(117)
Cash and cash equivalents, beginning of period	2,045	2,291

Cash and cash equivalents, end of period	$ 1,980	$ 2,174

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2007 is approximately $14,188,000. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at March 31, 2007.

The Partnership has not made any payments during the three months ended March 31, 2007 and is in default under the terms of the notes. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,473,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2006 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at March 31, 2007, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,411 and 15,449 for the three months ended March 31, 2007 and 2006, respectively.

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

At March 31, 2007, the Partnership holds variable interests in twenty-three VIEs for which the Partnership is not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NOTE 3 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2007, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, the Partnership holds interests, either directly or indirectly through REA IV, in twenty-three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (amounts  exclude Warren Heights Apartments, the assets and liabilities of which are classified as held for sale at March 31, 2007) (in thousands):

Three Months Ended

	March 31,
	2007	2006
Revenues		(Restated)
Rental and other	$ 2,412	$ 2,382
Expenses
Depreciation	357	351
Interest	238	245
Operating	1,940	1,895
	2,535	2,491
Loss from continuing operations	$ (123)	$ (109)

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,093,000 at March 31, 2007. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership has classified its assets and liabilities as held for sale. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,473,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at March 31, 2007.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  The Partnership has recognized interest expense of approximately $158,000 for each of the three months ended March 31, 2007 and 2006. Accrued interest is approximately $14,188,000 as of March 31, 2007. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at March 31, 2007.

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,093,000 at March 31, 2007. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,473,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

There were no principal or interest payments made on these notes during the three months ended March 31, 2007 or 2006. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $59,000 for each of the three months ended March 31, 2007 and 2006.

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2007 is approximately $14,188,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,473,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships.

Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

In September 2005 (amended in February 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,093,000 at March 31, 2007. The Partnership expects to receive approximately $127,000 from this transaction and complete satisfaction of the non-recourse note payable and related accrued interest. The closing is expected to occur on or before the May 31, 2007 termination date. In accordance with SFAS No. 144, the Local Limited Partnership has classified its assets and liabilities as held for sale. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,473,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at March 31, 2007.

Results of Operations

At March 31, 2007, the Partnership had investments in twelve Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2007 and 2006, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During the three months ended March 31, 2007, the Partnership received approximately $7,000 in distributions from Local Limited Partnerships that was recognized as income in the statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero. There were no distributions received from Local Limited Partnerships during the three months ended March 31, 2006.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $25,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $59,000 for each of the three months ended March 31, 2007 and 2006.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $18,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses were approximately $6,000 for each of the three months ended March 31, 2007 and 2006.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 98% to 99.99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments In Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,167.58 limited partnership interests in the Partnership representing 7.58% of the outstanding interests at March 31, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2007, the Partnership holds variable interests in twenty-three VIEs for which the Partnership is not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.