Form 10QSB
period 2007-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2007-08-14
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

(Unaudited)

 (in thousands)

June 30, 2007

Assets

Investments in and advances to Local Limited		$ --
Partnerships (Note 3)
Cash and cash equivalents		1,912
Total assets		$ 1,912

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,840
Accrued interest payable, in default (Notes 1 and 4)		14,347
Accounts payable and accrued expenses		15

Contingencies (Note 6)

Partners' deficit:
General partners	$ (517)
Limited partners	(18,773)	(19,290)
Total liabilities and partners' deficit		$ 1,912

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 26	$ 28	$ 51	$ 52

Operating expenses:
Interest (Note 4)	159	159	317	317
Management fees – partners (Note 5)	59	59	118	118
General and administrative	2	6	8	12
Legal and accounting	18	21	36	38
Total operating expenses	238	245	479	485

Loss from Partnership operations	(212)	(217)	(428)	(433)
Distributions in excess of investments in
Local Limited Partnerships (Note 3)	--	--	7	--
Net loss	$ (212)	$ (217)	$ (421)	$ (433)

Net loss allocated to general
partners (1%)	$ (2)	$ (2)	$ (4)	$ (4)
Net loss allocated to limited
partners (99%)	(210)	(215)	(417)	(429)

	$ (212)	$ (217)	$ (421)	$ (433)
Net loss per limited partnership
interest (Note 2)	$ (13.63)	$ (13.92)	$ (27.06)	$ (27.77)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests		15,411
(Note 2)

Partners' deficit,
December 31, 2006	$ (513)	$(18,356)	$(18,869)

Net loss for the six months
ended June 30, 2007	(4)	(417)	(421)

Partners' deficit,
June 30, 2007	$ (517)	$(18,773)	$(19,290)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (421)	$ (433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accrued interest payable	317	317
Accounts payable and accrued expenses	(29)	(37)
Accrued fees due to affiliates	--	(13)
Net cash used in operating activities	(133)	(166)

Net decrease in cash and cash equivalents	(133)	(166)
Cash and cash equivalents, beginning of period	2,045	2,291

Cash and cash equivalents, end of period	$ 1,912	$ 2,125

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

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2007 is approximately $14,347,000. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2007.

The Partnership has not made any payments during the six months ended June 30, 2007 and is in default under the terms of the notes. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,547,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2007, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for using the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,411 and 15,449 for the six months ended June 30, 2007 and 2006, respectively.

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

At June 30, 2007, the Partnership holds variable interests in twenty-three VIEs for which the Partnership is not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2007, the Partnership holds limited partnership interests in twelve Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, the Partnership holds interests, either directly or indirectly through REA IV, in twenty-three Local Limited Partnerships which own residential low income rental projects consisting of 1,667 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (amounts for both 2007 and 2006 exclude Warren Heights Apartments, the assets and liabilities of which are classified as held for sale at June 30, 2007) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues		(Restated)		(Restated)
Rental and other	$ 2,446	$ 2,462	$ 4,858	$ 4,844
Expenses
Depreciation	358	351	715	702
Interest	238	244	476	489

Operating	2,031	1,823	3,971	3,718
	2,627	2,418	5,162	4,909
(Loss) income from continuing
operations	$ (181)	$ 44	$ (304)	$ (65)

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,105,000 at June 30, 2007. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership has classified its assets and liabilities as held for sale. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,547,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at June 30, 2007.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,840,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  The Partnership has recognized interest expense of approximately $317,000 for each of the six months ended June 30, 2007 and 2006. Accrued interest is approximately $14,347,000 as of June 30, 2007. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at
June 30, 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,105,000 at June 30, 2007. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,547,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

There were no principal or interest payments made on these notes during the six months ended June 30, 2007 or 2006. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $118,000 for each of the six months ended June 30, 2007 and 2006.

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

Cash and cash equivalents of approximately $1,912,000 at June 30, 2007 are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Ten of the Partnership's twenty-three investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,840,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2007 is approximately $14,347,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,547,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships.

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

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership is obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,105,000 at June 30, 2007. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership has classified its assets and liabilities as held for sale. The Partnership has no remaining investment balance in this Local Limited Partnership.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $3,099,000 and accrued interest of approximately $6,547,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by fourteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at June 30, 2007.

Results of Operations

At June 30, 2007, the Partnership had investments in twelve Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the six months ended June 30, 2007 and 2006, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During the six months ended June 30, 2007, the Partnership received approximately $7,000 in distributions from Local Limited Partnerships that was recognized as income in the consolidated statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero. There were no distributions received from Local Limited Partnerships during the six months ended June 30, 2006.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $51,000 and $52,000 for the six months ended June 30, 2007 and 2006, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $118,000 for each of the six months ended June 30, 2007 and 2006.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $38,000 for the six months ended June 30, 2007 and 2006, respectively. General and administrative expenses were approximately $8,000 and $12,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 98% to 99.99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership. Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.64% of the outstanding interests at June 30, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in twenty-three VIEs for which the Partnership is not the primary beneficiary. Those twenty-three VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-three apartment properties with a total of 1,667 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited VII (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.