Form 10KSB
period 2007-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2008-03-31
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State Issuer's revenues for its most recent fiscal year. $101,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2007.  No market for the Registrant’s limited partnership interests exists, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in 11 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2007.  The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in 11 additional Local Limited Partnerships as of December 31, 2007; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 22 Local Limited Partnerships as of December 31, 2007.  The other general partner of REA IV is NAPICO.  Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

During 2007, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2007, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT

DECEMBER 31, 2007

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2007	2006

Aristocrat Manor
Hot Springs, AR	101	(A)	101	84%	90%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	74%	74%

Bellair Manor Apts.
Niles, OH	68	(A)	7	92%	94%

Birch Manor Apts. I
Medina, OH	60	(A)	12	93%	88%

Birch Manor Apts. II
Medina, OH	60	(A)	6	92%	88%

Bluewater Apts.
Port Huron, MI	116	(E)	--	85%	85%

Clarkwood Apts. I
Elyria, OH	72	(A)	34	91%	92%

Clarkwood Apts. II
Elyria, OH	120	(A)	51	91%	93%

Hampshire House
Warren, OH	150	(A)	150	89%	93%

Ivywood Apts.
Columbus, OH	124	(A)	75	93%	91%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	96%	95%

Nantucket Apts.
Alliance, OH	60	(A)	59	93%	91%

Newton Apts.
Newton, MS	36	(C)	--	84%	81%

Oak Hill Apts.
Franklin, PA	120	(A)	82	95%	98%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT (continued)

DECEMBER 31, 2007

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2007	2006

Oakview Apts.
Monticello, AR	32	(C)	17	89%	85%

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	91%	92%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	81%	85%

Pachuta Apts.
Pachuta, MS	16	(C)	16	92%	93%

Richards Park Apts.
Elyria, OH	60	(A)	24	73%	87%

Shubuta Properties
Shubuta, MS	16	(C)	16	97%	88%

Tradewinds East
Essexville, MI	150	(E)	30	87%	78%

Yorkview Estates
Massillon, OH	50	(A)	50	92%	92%

TOTALS	1,579		816

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

(E)

The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned directly by the Partnership or indirectly through REA IV. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2007.

	Real VII
	or REA IV	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor	99.00%	$ 710	$ 2,997	$ --
Arkansas City Apts.	99.00%	95	478	--
Bellair Manor Apts.	98.99%	305	515	--
Birch Manor Apts. I	99.55%	250	63	1,213
Birch Manor Apts. II	99.56%	258	422	1,092
Bluewater Apts.	99.00%	650	994	--
Clarkwood Apts. I	98.99%	289	80	1,605
Clarkwood Apts. II	99.57%	495	333	2,484
Hampshire House	98.99%	690	2,092	--
Ivywood Apts.	98.99%	550	965	--
Jasper County Prop.	99.00%	128	636	--
Nantucket Apts.	98.99%	225	294	--
Newton Apts.	99.00%	185	981	--
Oak Hill Apts.	98.99%	565	1,235	--
Oakview Apts.	99.00%	214	1,067	--
Oakwood Park I Apts.	98.79%	160	31	1,221
Oakwood Park II Apts.	99.99%	260	90	1,816
Pachuta Apts.	95.00%	85	432	--
Richards Park Apts.	98.99%	275	407	--
Shubuta Properties	99.00%	86	428	--
Tradewinds East	99.00%	850	1,372	--
Yorkview Estates	98.99%	220	391	--
		$ 7,545	$16,303	$ 9,431

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

Item 4.

Submission Of Matters To A Vote Of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market For The Registrant’s Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2007, there were 2,913 registered holders, owning an aggregate of 15,377 limited partnership interests in the Partnership.  In 2007, the number of Limited Partnership Interests decreased by 34 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Cash and cash equivalents of approximately $1,928,000 at December 31, 2007 are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The consolidated financial statements included in “Item 7. Financial Statements” have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2007 is approximately $13,538,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,564,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships.

Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement.  If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2007.  The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest.  The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2007.

On December 18, 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively.  After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,564,000 as of December 31, 2007, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnershipsat December 31, 2007.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at December 31, 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At December 31, 2007, the Partnership had investments in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2007 and 2006, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During each of the years ended December 31, 2007 and 2006, the Partnership received approximately $7,000 in distributions from operations of the Local Limited Partnerships that was recognized as income in the consolidated statements of operations included in “Item 7. Financial Statements” since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

As discussed above, during the year ended December 31, 2007, the Partnership received approximately $438,000 in distribution from proceeds from the sale of Warren Heights Apartments, which was recognized as income on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2007.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2007, approximately $1,000 was advanced to the Local Limited Partnerships, which was charged to expense on the consolidated statements of operations included in “Item 7. Financial Statements”. There were no such advances made during the year ended December 31, 2006.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $101,000 and $107,000 for the years ended December 31, 2007 and 2006, respectively.

A recurring Partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $237,000 for each of the years ended December 31, 2007 and 2006.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $71,000 and $82,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in legal and accounting fees is primarily due to a decrease in costs associated with the annual audit. General and administrative expenses were approximately $23,000 and $16,000 for the years ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses is primarily due to an increase in costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99.99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 7. Financial Statements” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 7. Financial Statements”.

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

Financial Statements

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2007

Consolidated Statements of Operations – Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $19,858,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2008

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

(in thousands)

Assets

Investments in and advances to Local Limited Partnerships
(Note 3)		$ --
Cash and cash equivalents		1,928
Other receivables		17
Total assets		$ 1,945

Liabilities and Partners' Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)		$ 6,320
Accrued interest payable, in default (Notes 1 and 4)		13,538
Accounts payable and accrued expenses		41

Contingencies (Note 7)

Partners' deficit:
General partners	$ (504)
Limited partners	(17,450)	(17,954)
Total liabilities and partners' deficit		$ 1,945

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 101	$ 107

Operating expenses:
Management fees – partners (Note 5)	237	237
General and administrative	23	16
Legal and accounting	71	82
Interest (Note 4)	618	639
Total operating expenses	949	974

Loss from Partnership operations	(848)	(867)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	445	7
Advances to Local Limited Partnerships charged to expense
(Note 3)	(1)	--
Gain on extinguishment of debt (Note 4)	1,319	--
Net income (loss) (Note 6)	$ 915	$ (860)

Net income (loss) allocated to general partners (1%)	$ 9	$ (9)
Net income (loss) allocated to limited partners (99%)	906	(851)
	$ 915	$ (860)
Net income (loss) per limited partnership interest (Note 2)	$ 58.79	$(55.08)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,377

Partners' deficit, December 31, 2005	$ (504)	$(17,505)	$(18,009)

Net loss for the year ended
December 31, 2006	(9)	(851)	(860)

Partners' deficit, December 31, 2006	(513)	(18,356)	(18,869)

Net income for the year ended
December 31, 2007	9	906	915

Partners' deficit, December 31, 2007	$ (504)	$(17,450)	$(17,954)

(A)

Consists of 15,377 and 15,411 interests at December 31, 2007 and 2006, respectively. During 2007, 34 interests were abandoned (Note 2).

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 915	$ (860)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain on extinguishment of debt	(1,319)	--
Advances to Local Limited Partnerships charged to expense	1	--
Change in accounts:
Other receivables	(10)	(7)
Accrued interest payable	307	639
Accounts payable and accrued expenses	(10)	(5)
Accrued fees due to affiliates	--	(13)
Net cash used in operating activities	(116)	(246)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(1)	--

Net decrease in cash and cash equivalents	(117)	(246)
Cash and cash equivalents, beginning of year	2,045	2,291

Cash and cash equivalents, end of year	$ 1,928	$ 2,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 311	$ --

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2007 is approximately $13,538,000. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2007.

In connection with the sale of Warren Heights (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), the Partnership made a payment of approximately $311,000 from the sale proceeds in complete satisfaction of one non-recourse note payable and associated accrued interest during the year ended December 31, 2007.  No such payments were made during the year ended December 31, 2006. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,564,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV ("REA IV"), a California general partnership in which the Partnership holds 99 percent of the general partner interest.  Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for using the equity method.

Abandonment of Limited Partnership Interests

In 2007 and 2006, the number of Limited Partnership Interests decreased by 34 and 38 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,411 and 15,449 for the years ended December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2007 and 2006.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2007, the Partnership holds limited partnership interests in eleven Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-two Local Limited Partnerships which own residential low income rental projects consisting of 1,579 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99.99%). The Partnership is also entitled to 99% of the profits and losses of REA IV.  REA IV is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During each of the years ended December 31, 2007 and 2006, the Partnership received approximately $7,000 in distributions from operations of the Local Limited Partnerships that was recognized as income on the consolidated statements of operations.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2007, approximately $1,000 was advanced to the Local Limited Partnerships, which was charged to expense on the consolidated statements of operations. There were no such advances made during the year ended December 31, 2006.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations for the year ended December 31, 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2007.

On December 18, 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively.  After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,564,000 as of December 31, 2007, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2007.

The Local Operating General Partner of Jasper Country Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at December 31, 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2007, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2007. (Amounts for both 2007 and 2006 exclude Warren Heights Apartments, which was sold on August 3, 2007):

CONDENSED COMBINED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
December 31, 2007
Assets:
Land	$ 1,819
Buildings and improvements, net of accumulated
depreciation of approximately $33,237	11,647
Other assets	6,627
Total assets	$20,093
Liabilities and Partners' deficit:
Mortgage notes payable	$16,303
Notes payable	3,085
Accrued interest on notes payable	6,346
Other liabilities	3,445
Total liabilities	29,179

Partners' deficit	(9,086)

Total liabilities and partners' deficit	$20,093

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
	Years Ended December 31,
	2007	2006
Revenues:
Rental and other	$10,123	$ 9,647

Expenses:
Depreciation and amortization	1,441	1,429
Interest	927	952
Operating	8,214	7,759
Total expenses	10,582	10,140

Loss from continuing operations	$ (459)	$ (493)

The difference between the investment per the accompanying consolidated balance sheet at December 31, 2007 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, the Partnership’s recording of capital contributions payable to the Local Limited Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Note 4 – Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $618,000 and $639,000 for the years ended December 31, 2007 and 2006, respectively.  Accrued interest is approximately $13,538,000 as of December 31, 2007. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations for the year ended December 31, 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,564,000 as of December 31, 2007, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2007.

There were no other principal or interest payments made on these notes during the years ended December 31, 2007 or 2006. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 for each of the years ended December 31, 2007 and 2006.

An affiliate of the Corporate General Partner is the general partner in seventeen of the Partnership’s twenty-two Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2007	2006

Net income (loss) per financial statements	$ 915	$ (860)

Other	(250)	663
Partnership's share of limited local
partnership	1,547	1,110
Income per tax return	$ 2,212	$ 913

Income per limited partnership interest	$282.98	$117.21

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

December 31, 2007
(in thousands)

Net deficit as reported	$(17,954)
Add (deduct):
Deferred offering costs	5,091
Investment in Partnerships	(14,498)
Accrued interest	15,362
Other	(3,332)
Net deficit – Federal tax basis	$(15,331)

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

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which REAL VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 2,997	$ --	$ 265	$ 4,469	$ 4,734	$ 2,595
Arkansas City Apts.	478	--	22	510	532	253
Bellair Manor Apts.	515	--	153	1,547	1,700	1,212
Birch Manor Apts. I	63	1,213	61	1,322	1,383	1,036
Birch Manor Apts. II	422	1,092	50	1,387	1,437	1,086
Bluewater Apts.	994	--	130	4,547	4,677	3,099
Clarkwood Apts. I	80	1,605	69	1,532	1,601	1,200
Clarkwood Apts. II	333	2,484	93	2,628	2,721	2,059
Hampshire House	2,092	--	101	3,946	4,047	3,091
Ivywood Apts.	965	--	200	2,938	3,138	2,304
Jasper County Prop.	636	--	33	876	909	779
Nantucket Apts.	294	--	35	1,358	1,393	1,024
Newton Apts.	981	--	55	1,170	1,225	1,100
Oak Hill Apts.	1,235	--	76	3,105	3,181	2,421
Oakview Apts.	1,067	--	75	1,202	1,277	567
Oakwood Park I Apts.	31	1,221	63	870	933	670
Oakwood Park II Apts.	90	1,816	102	1,379	1,481	1,080
Pachuta Apts.	432	--	21	560	581	506
Richards Park Apts.	407	--	52	1,419	1,471	1,104
Shubuta Properties	428	--	23	648	671	556
Tradewinds East	1,372	--	118	6,268	6,386	4,553
Yorkview Estates	391	--	22	1,203	1,225	942
Total	$16,303	$ 9,431	$1,819	$44,884	$46,703	$33,237

(2)

Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2007	2006
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 46,421	$ 48,468
Improvements during the year	282	178
Assets held for sale	--	(2,225)
Balance at end of year	$ 46,703	$ 46,421

	Years Ended December 31,
	2007	2006
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 31,798	$ 31,948
Depreciation expense for the year	1,439	1,484
Assets held for sale	--	(1,634)
Balance at end of year	$ 33,237	$ 31,798

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasury
Thomas M. Herzog	45	Executive Vice President and Chief Financial
		Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco’s  portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasury of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a)

The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2007.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,177.58	7.66%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $237,000 for each of the years ended December 31, 2007 and 2006.

An affiliate of the Corporate General Partner is the General Partner in seventeen of the Partnership’s twenty-two Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2007.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $35,000 and $43,000 for the years 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $22,000 and $27,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: March 31, 2008
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: March 31, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters

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