Form 10-Q
period 2008-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2008-05-09
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,910	1,928
Other receivables	35	17
Total assets	$ 1,945	$ 1,945

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 6,320	$ 6,320
Accrued interest payable, in default (Notes 1 and 4)	13,685	13,538
Accounts payable and accrued expenses	43	41
	20,048	19,899
Contingencies (Note 6)

Partners' deficit:
General partners	(505)	(504)
Limited partners	(17,598)	(17,450)
	(18,103)	(17,954)
Total liabilities and partners' deficit	$ 1,945	$ 1,945

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest income	$ 21	$ 25

Operating expenses:
Management fees - partners (Note 5)	56	59
General and administrative	7	6
Legal and accounting	16	18
Interest (Note 4)	147	158
Total operating expenses	226	241
Loss from Partnership operations	(205)	(216)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	56	7
Net loss	$ (149)	$ (209)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(148)	(207)
	$ (149)	$ (209)

Net loss per limited partnership interest (Note 2)	$ (9.62)	$(13.43)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 2)		15,377

Partners' deficit,
December 31, 2007	$ (504)	$(17,450)	$(17,954)

Net loss for the three months
ended March 31, 2008	(1)	(148)	(149)

Partners' deficit,
March 31, 2008	$ (505)	$(17,598)	$(18,103)

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (149)	$ (209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Other receivables	(18)	--
Accrued interest payable	147	158
Accounts payable and accrued expenses	2	(14)
Net cash used in operating activities	(18)	(65)

Net decrease in cash and cash equivalents	(18)	(65)
Cash and cash equivalents, beginning of period	1,928	2,045

Cash and cash equivalents, end of period	$ 1,910	$ 1,980

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership” or “Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2008 and December 31, 2007, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $13,685,000 and $13,538,000 at March 31, 2008 and December 31, 2007, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at March 31, 2008.

In connection with the sale of Warren Heights (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), the Partnership made a payment of approximately $311,000 from the sale proceeds in complete satisfaction of one non-recourse note payable and associated accrued interest during the third quarter of 2007. No such payments were made during the three months ended March 31, 2008. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,625,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2007 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at March 31, 2008, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,377 and 15,411 for the three months ended March 31, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

NOTE 3 - INVESTMENTS IN AND ADVANCE TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2008 and December 31, 2007, the Partnership holds limited partnership interests in eleven Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-two Local Limited Partnerships which own residential low income rental projects consisting of 1,579 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the three months ended March 31, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from operations of the Local Limited Partnerships that was recognized as income on the consolidated statements of operations.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2008 and December 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has investments (amounts  exclude Warren Heights Apartments, which was sold on August 3, 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental and other	$ 2,531	$ 2,412
Expenses
Depreciation and amortization	360	357
Interest	232	238
Operating	2,054	1,940
	2,646	2,535
Loss from continuing operations	$ (115)	$ (123)

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 during the third quarter of 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at March 31, 2008 and December 31, 2007.

During the fourth quarter of 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively.  After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of March 31, 2008 and December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,625,000 as of March 31, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at March 31, 2008 and December 31, 2007.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at March 31, 2008 and December 31, 2007.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2008 and December 31, 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  The Partnership recognized interest expense of approximately $147,000 and $158,000 for the three months ended March 31, 2008 and 2007, respectively. Accrued interest is approximately $13,685,000 and $13,538,000 as of March 31, 2008 and December 31, 2007, respectively. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at March 31, 2008 and December 31, 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 during the third quarter of 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at March 31, 2008 and December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,625,000 as of March 31, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of March 31, 2008 and December 31, 2007.

There were no other principal or interest payments made on these notes during the three months ended March 31, 2008 or 2007. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $56,000 and $59,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and cash equivalents of approximately $1,910,000 and $1,928,000 at March 31, 2008 and December 31, 2007, respectively, are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2008 and December 31, 2007, is approximately $13,685,000 and $13,538,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. As discussed below, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,625,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships.

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

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at March 31, 2008 and December 31, 2007.

During the fourth quarter of 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively.  After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of March 31, 2008 and December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,625,000 as of March 31, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at March 31, 2008 and December 31, 2007.

The Local Operating General Partner of Jasper County Properties, Newton Apartments, Pachuta Apartments, and Shubuta Properties is actively marketing the properties for sale. No offers have been accepted to date. The Partnership has no investment balance in these Local Limited Partnerships at March 31, 2008 and December 31, 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At March 31, 2008 and December 31, 2007, the Partnership had investments in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2008 and 2007, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the three months ended March 31, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from Local Limited Partnerships that was recognized as income in the accompanying consolidated statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $21,000 and $25,000 for the three months ended March 31, 2008 and 2007, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $56,000 and $59,000 for the three months ended March 31, 2008 and 2007, respectively.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $16,000 and $18,000 for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses were approximately $7,000 and $6,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at March 31, 2008.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.

Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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