Form 10-Q
period 2008-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2008-08-12
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,829	1,928
Other receivables	35	17
Total assets	$ 1,864	$ 1,945

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 6,320	$ 6,320
Accrued interest payable, in default (Notes 1 and 4)	13,832	13,538
Accounts payable and accrued expenses	32	41
	20,184	19,899
Contingencies (Note 6)

Partners' deficit:
General partners	(508)	(504)
Limited partners	(17,812)	(17,450)
	(18,320)	(17,954)
Total liabilities and partners' deficit	$ 1,864	$ 1,945

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ 11	$ 26	$ 32	$ 51

Operating expenses:
Management fees – partners (Note 5)	57	59	113	118
General and administrative	5	2	12	8
Legal and accounting	19	18	35	36
Interest (Note 4)	147	159	294	317
Total operating expenses	228	238	454	479

Loss from Partnership operations	(217)	(212)	(422)	(428)
Distributions in excess of investments in
Local Limited Partnerships (Note 3)	--	--	56	7
Net loss	$ (217)	$ (212)	$ (366)	$ (421)

Net loss allocated to general
partners (1%)	$ (2)	$ (2)	$ (4)	$ (4)
Net loss allocated to limited
partners (99%)	(215)	(210)	(362)	(417)

	$ (217)	$ (212)	$ (366)	$ (421)
Net loss per limited partnership
interest (Note 2)	$ (13.98)	$ (13.63)	$ (23.54)	$ (27.06)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests		15,377
(Note 2)

Partners' deficit,
December 31, 2007	$ (504)	$(17,450)	$(17,954)

Net loss for the six months
ended June 30, 2008	(4)	(362)	(366)

Partners' deficit,
June 30, 2008	$ (508)	$(17,812)	$(18,320)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (366)	$ (421)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Other receivables	(18)	--
Accrued interest payable	294	317
Accounts payable and accrued expenses	(9)	(29)
Net cash used in operating activities	(99)	(133)

Net decrease in cash and cash equivalents	(99)	(133)
Cash and cash equivalents, beginning of period	1,928	2,045

Cash and cash equivalents, end of period	$ 1,829	$ 1,912

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

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2008 and December 31, 2007, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $13,832,000 and $13,538,000 at June 30, 2008 and December 31, 2007, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2008.

In connection with the sale of Warren Heights (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), the Partnership made a payment of approximately $311,000 from the sale proceeds in complete satisfaction of one non-recourse note payable and associated accrued interest during the third quarter of 2007. No such payments were made during the six months ended June 30, 2008. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,686,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2008, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,377 and 15,411 for the six months ended June 30, 2008 and 2007, respectively.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in eleven Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV.  In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-two Local Limited Partnerships which own residential low income rental projects consisting of 1,579 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the six months ended June 30, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from operations of the Local Limited Partnerships that was recognized as income on the consolidated statements of operations.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2008 and December 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has investments (amounts  exclude Warren Heights Apartments, which was sold on August 3, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental and other	$ 2,389	$ 2,446	$ 4,920	$ 4,858
Expenses
Depreciation and amortization	361	358	721	715
Interest	232	238	464	476
Operating	2,205	2,031	4,259	3,971
	2,798	2,627	5,444	5,162
Loss from continuing operations	$ (409)	$ (181)	$ (524)	$ (304)

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 during the third quarter of 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at June 30, 2008 and December 31, 2007.

During the fourth quarter of 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales are expected to occur during the fourth quarter of 2008. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of June 30, 2008 and December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,686,000 as of June 30, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at June 30, 2008 and December 31, 2007.

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

NOTE 4 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2008 and December 31, 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests.  The Partnership recognized interest expense of approximately $294,000 and $317,000 for the six months ended June 30, 2008 and 2007, respectively. Accrued interest is approximately $13,832,000 and $13,538,000 as of June 30, 2008 and December 31, 2007, respectively. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2008 and December 31, 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 during the third quarter of 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at June 30, 2008 and December 31, 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,686,000 as of June 30, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of June 30, 2008 and December 31, 2007.

There were no other principal or interest payments made on these notes during the six months ended June 30, 2008 or 2007. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $113,000 and $118,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Cash and cash equivalents of approximately $1,829,000 and $1,928,000 at June 30, 2008 and December 31, 2007, respectively, are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2008 and December 31, 2007, is approximately $13,832,000 and $13,538,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,686,000 as of June 30, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at June 30, 2008 and December 31, 2007.

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

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income during the third quarter of 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at June 30, 2008 and December 31, 2007.

During the fourth quarter of 2007, Clarkwood I and Clarkwood II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales are expected to occur during the fourth quarter of 2008. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood I and approximately $170,000 from the sale of Clarkwood II. The Partnership has no investment balance remaining in either Clarkwood I or Clarkwood II as of June 30, 2008 and December 31, 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At June 30, 2008 and December 31, 2007, the Partnership had investments in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the six months ended June 30, 2008 and 2007, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the six months ended June 30, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from Local Limited Partnerships that was recognized as income in the accompanying consolidated statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $32,000 and $51,000 for the six months ended June 30, 2008 and 2007, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $113,000 and $118,000 for the six months ended June 30, 2008 and 2007, respectively.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $35,000 and $36,000 for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses were approximately $12,000 and $8,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at June 30, 2008.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 4T.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 12, 2008	By: /s/Stephen B. Waters
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