Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2009-03-31
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

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

The Partnership holds limited partnership interests in eleven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2008.  The Partnership also holds a general partner interest in Real Estate Associates IV ("REA IV") which, in turn, holds limited partnership interests in eleven additional Local Limited Partnerships as of December 31, 2008; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty-two Local Limited Partnerships as of December 31, 2008.  The other general partner of REA IV is NAPICO.  Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Item 1A.    Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships.

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

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

During 2008, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2008, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                         IN WHICH REAL VII HAS AN INVESTMENT

                                  DECEMBER 31, 2008

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2008	2007

Aristocrat Manor
Hot Springs, AR	101	(A)	101	92%	84%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	60%	74%

Bellair Manor Apts.
Niles, OH	68	(A)	7	87%	92%

Birch Manor Apts. I
Medina, OH	60	(A)	12	94%	93%

Birch Manor Apts. II
Medina, OH	60	(A)	6	94%	92%

Bluewater Apts.
Port Huron, MI	116	(E)	--	77%	85%

Clarkwood Apts. I
Elyria, OH	72	(A)	34	91%	91%

Clarkwood Apts. II
Elyria, OH	120	(A)	51	93%	91%

Hampshire House
Warren, OH	150	(A)	150	94%	89%

Ivywood Apts.
Columbus, OH	124	(A)	75	97%	93%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	98%	96%

Nantucket Apts.
Alliance, OH	60	(A)	59	92%	93%

Newton Apts.
Newton, MS	36	(C)	--	72%	84%

Oak Hill Apts.
Franklin, PA	120	(A)	82	93%	95%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT (continued)

DECEMBER 31, 2008

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2008	2007

Oakview Apts.
Monticello, AR	32	(C)	17	92%	89%

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	93%	91%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	82%	81%

Pachuta Apts.
Pachuta, MS	16	(C)	16	93%	92%

Richards Park Apts.
Elyria, OH	60	(A)	24	82%	73%

Shubuta Properties
Shubuta, MS	16	(C)	16	99%	97%

Tradewinds East
Essexville, MI	150	(E)	30	88%	87%

Yorkview Estates
Massillon, OH	50	(A)	50	93%	92%

TOTALS	1,579		816

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

(E)   The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned directly by the Partnership or indirectly through REA IV. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2008.

	Real VII
	or REA IV	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor	99.00%	$ 710	$ 2,973	$ --
Arkansas City Apts.	99.00%	95	475	--
Bellair Manor Apts.	98.99%	305	460	--
Birch Manor Apts. I	99.55%	250	--	1,250
Birch Manor Apts. II	99.56%	258	376	1,126
Bluewater Apts.	99.00%	650	878	--
Clarkwood Apts. I	98.99%	289	--	1,655
Clarkwood Apts. II	99.57%	495	213	2,561
Hampshire House	98.99%	690	1,972	--
Ivywood Apts.	98.99%	550	863
Jasper County Prop.	99.00%	128	632
Nantucket Apts.	98.99%	225	245
Newton Apts.	99.00%	185	981
Oak Hill Apts.	98.99%	565	1,138
Oakview Apts.	99.00%	214	1,059
Oakwood Park I Apts.	98.79%	160	6	1,260
Oakwood Park II Apts.	99.99%	260	49	1,872
Pachuta Apts.	95.00%	85	429	--
Richards Park Apts.	98.99%	275	360	--
Shubuta Properties	99.00%	86	425	--
Tradewinds East	99.00%	850	1,234	--
Yorkview Estates	98.99%	220	352	--
		$ 7,545	$15,120	$ 9,724

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

Item 3.     Legal Proceedings.

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, there were 2,892 registered holders, owning an aggregate of 15,365 limited partnership interests in the Partnership.  In 2008, the number of Limited Partnership Interests decreased by 12 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2008.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and cash equivalents of approximately $1,691,000 and $1,928,000 at December 31, 2008 and 2007, respectively, are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2008 and 2007 is approximately $14,127,000 and $13,538,000, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.The Partnership has not repaid the notes payable and is in default under the terms of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,809,000 as of December 31, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2008 and December 31, 2007.

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

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010.  After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2008 and 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2008 and 2007.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales are expected to occur during 2009. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood Apartments I and approximately $170,000 from the sale of Clarkwood Apartments II. The Partnership has no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2008 and 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At December 31, 2008 and 2007, the Partnership had investments in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partner interests in eleven additional Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2008 and 2007, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the years ended December 31, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from operations of the Local Limited Partnerships that were recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

As discussed above, during the year ended December 31, 2007, the Partnership received approximately $438,000 in distribution from proceeds from the sale of Warren Heights Apartments, which was recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2007, approximately $1,000 was advanced to the Local Limited Partnerships, all of which was charged to expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. There were no such advances made during the year ended December 31, 2008.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $43,000 and $101,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income is a result of lower average cash balances and interest rates during 2008.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $74,000 and $71,000 for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses were approximately $20,000 and $23,000 for the years ended December 31, 2008 and 2007, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $225,000 and $237,000 for the years ended December 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99.99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2008 and 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and consolidated financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

Item 8.     Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations – Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VII as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $20,447,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2008	2007
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,691	1,928
Other receivables	35	17
Total assets	$ 1,726	$ 1,945

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 6,320	$ 6,320
Accrued interest payable, in default (Notes 1 and 4)	14,127	13,538
Accounts payable and accrued expenses	42	41
	20,489	19,899
Contingencies (Note 7)

Partners' deficit:
General partners	(512)	(504)
Limited partners	(18,251)	(17,450)
	(18,763)	(17,954)
Total liabilities and partners' deficit	$ 1,726	$ 1,945

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 43	$ 101

Operating expenses:
Management fees – partners (Note 5)	225	237
General and administrative	20	23
Legal and accounting	74	71
Interest (Note 4)	589	618
Total operating expenses	908	949

Loss from Partnership operations	(865)	(848)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	56	445
Advances to Local Limited Partnerships charged to expense
(Note 3)	--	(1)
Gain on extinguishment of debt (Note 4)	--	1,319
Net (loss) income (Note 6)	$ (809)	$ 915

Net (loss) income allocated to general partners (1%)	$ (8)	$ 9
Net (loss) income allocated to limited partners (99%)	(801)	906
	$ (809)	$ 915

Net (loss) income per limited partnership interest (Note 2)	$(52.09)	$ 58.79

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,365

Partners' deficit, December 31, 2006	$ (513)	$(18,356)	$(18,869)

Net income for the year ended
December 31, 2007	9	906	915

Partners' deficit, December 31, 2007	(504)	(17,450)	(17,954)

Net loss for the year ended
December 31, 2008	(8)	(801)	(809)

Partners' deficit, December 31, 2008	$ (512)	$(18,251)	$(18,763)

(A)            Consists of 15,365 and 15,377 interests at December 31, 2008 and 2007, respectively. During 2008, 12 interests were abandoned (Note 2).

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (809)	$ 915
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
Gain on extinguishment of debt	--	(1,319)
Advances to Local Limited Partnerships charged to expense	--	1
Change in accounts:
Other receivables	(18)	(10)
Accrued interest payable	589	307
Accounts payable and accrued expenses	1	(10)
Net cash used in operating activities	(237)	(116)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	--	(1)

Net decrease in cash and cash equivalents	(237)	(117)
Cash and cash equivalents, beginning of year	1,928	2,045

Cash and cash equivalents, end of year	$ 1,691	$ 1,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 311

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 – Going Concern

The accompanying consolidated financial statements have been prepared assuming Real Estate Associates Limited VII (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses.  In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty-two investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2008 and 2007, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2008 and 2007 is approximately $14,127,000 and $13,538,000, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2008.

In connection with the sale of Warren Heights (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), the Partnership made a payment of approximately $311,000 from the sale proceeds in complete satisfaction of one non-recourse note payable and associated accrued interest during the year ended December 31, 2007.  No such payments were made during the year ended December 31, 2008. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,809,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from these uncertainties.

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

Abandonment of Limited Partnership Interests

In 2008 and 2007, the number of Limited Partnership Interests decreased by 12 and 34 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,377 and 15,411 for the years ended December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2008 and 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in twenty-two VIEs for which the Partnership is not the primary beneficiary. Those twenty-two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty-two apartment properties with a total of 1,579 units. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2008 and 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in eleven Local Limited Partnerships. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in eleven additional Local Limited Partnerships.  NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty-two Local Limited Partnerships which own residential low income rental projects consisting of 1,579 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the years ended December 31, 2008 and 2007, the Partnership received approximately $56,000 and $7,000, respectively, in distributions from operations of the Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2007, approximately $1,000 was advanced to the Local Limited Partnerships, all of which was charged to expense on the consolidated statements of operations. There were no such advances made during the year ended December 31, 2008.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2008 and 2007.

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2008 and 2007.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations for the year ended December 31, 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2008 and 2007.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales are expected to occur during 2009. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser, the Partnership expects to receive approximately $100,000 from the sale of Clarkwood Apartments I and approximately $170,000 from the sale of Clarkwood Apartments II. The Partnership has no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2008 and 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,809,000 as of December 31, 2008, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2008 and 2007.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt. The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2008 and 2007, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2008. (Amounts exclude Warren Heights Apartments, which was sold on August 3, 2007):

CONDENSED COMBINED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)

	December 31,
	2008	2007
Assets:
Land	$ 1,819	$ 1,819
Buildings and improvements, net of accumulated
depreciation of approximately $34,682 and $33,237	10,575	11,647
Other assets	6,461	6,627
Total assets	$18,855	$20,093
Liabilities and Partners' deficit:
Mortgage notes payable	$15,120	$16,303
Notes payable	3,085	3,085
Accrued interest on notes payable	6,639	6,346
Other liabilities	3,532	3,445
Total liabilities	28,376	29,179

Partners' deficit	(9,521)	(9,086)

Total liabilities and partners' deficit	$18,855	$20,093

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
	Years Ended December 31,
	2008	2007
Revenues:
Rental and other	$ 9,670	$ 9,400

Expenses:
Depreciation and amortization	1,447	1,441
Interest	140	204
Operating	8,504	8,214
Total expenses	10,091	9,859

Loss from continuing operations	$ (421)	$ (459)

The difference between the investment per the accompanying consolidated balance sheets at December 31, 2008 and 2007 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, the Partnership’s recording of capital contributions payable to the Local Limited Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Note 4 – Notes Payable

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2008 and 2007, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $589,000 and $618,000 for the years ended December 31, 2008 and 2007, respectively. Accrued interest is approximately $14,127,000 and $13,538,000 as of December 31, 2008 and 2007, respectively. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at December 31, 2008.

In September 2005 (amended in June 2007), Warren Heights Apartments entered into a contract with a third party to sell its property for approximately $1,170,000. The sale occurred on August 3, 2007. The Partnership was obligated under a non-recourse note payable in the principal amount of approximately $520,000 and related accrued interest of approximately $1,110,000. After the repayment of the mortgage encumbering the property and closing costs, the Local Limited Partnership distributed approximately $438,000 to the Partnership, which was recognized as income on the consolidated statements of operations for the year ended December 31, 2007. The Partnership used approximately $311,000 of the proceeds to repay the non-recourse note payable in complete satisfaction of the non-recourse note payable and accrued interest. The Partnership recognized a gain on extinguishment of debt of approximately $1,319,000 for the year ended December 31, 2007 as a result of the write off of the unpaid amounts of the note payable and accrued interest.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2008 and 2007.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for certain of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,809,000 and $5,564,000 as of December 31, 2008 and December 31, 2007, respectively, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by thirteen of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2008 and 2007.

There were no other principal or interest payments made on these notes during the years ended December 31, 2008 or 2007. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $225,000 and $237,000 for the years ended December 31, 2008 and 2007, respectively.

An affiliate of the Corporate General Partner is the general partner in seventeen of the Partnership’s twenty-two Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2008	2007

Net (loss) income per financial statements	$ (809)	$ 915

Other	607	(250)
Partnership's share of limited local
partnership	1,594	1,547
Income per tax return	$ 1,392	$ 2,212

Income per limited partnership interest	$179.19	$282.98

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

December 31,

	2008	2007

Net deficit as reported	$(18,763)	$(17,954)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Partnerships	(12,853)	(14,498)
Accrued interest	14,134	15,362
Other	(1,516)	(3,332)
Net deficit – Federal tax basis	$(13,907)	$(15,331)

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

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 2,973	$ --	$ 265	$ 4,483	$ 4,748	$ 2,755
Arkansas City Apts.	475	--	22	510	532	263
Bellair Manor Apts.	460	--	153	1,547	1,700	1,263
Birch Manor Apts. I	--	1,250	61	1,323	1,384	1,080
Birch Manor Apts. II	376	1,126	50	1,386	1,436	1,132
Bluewater Apts.	878	--	130	4,579	4,709	3,243
Clarkwood Apts. I	--	1,655	69	1,532	1,601	1,251
Clarkwood Apts. II	213	2,561	93	2,628	2,721	2,146
Hampshire House	1,972	--	101	3,945	4,046	3,222
Ivywood Apts.	863	--	200	2,939	3,139	2,402
Jasper County Prop.	632	--	33	879	912	787
Nantucket Apts.	245	--	35	1,358	1,393	1,069
Newton Apts.	981	--	55	1,182	1,237	1,112
Oak Hill Apts.	1,138	--	76	3,105	3,181	2,525
Oakview Apts.	1,059	--	75	1,203	1,278	591
Oakwood Park I Apts.	6	1,260	63	870	933	699
Oakwood Park II Apts.	49	1,872	102	1,379	1,481	1,126
Pachuta Apts.	429	--	21	566	587	511
Richards Park Apts.	360	--	52	1,419	1,471	1,151
Shubuta Properties	425	--	23	652	675	563
Tradewinds East	1,234	--	118	6,569	6,687	4,809
Yorkview Estates	352	--	22	1,203	1,225	982
Total	$15,120	$ 9,724	$1,819	$45,257	$47,076	$34,682

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 46,703	$ 46,421
Improvements during the year	373	282
Balance at end of year	$ 47,076	$ 46,703

	Years Ended December 31,
	2008	2007
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 33,237	$ 31,798
Depreciation expense for the year	1,445	1,439
Balance at end of year	$ 34,682	$ 33,237

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Real Estate Associates Limited VII (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and
		Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)   The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2008.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,177.58	7.66%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $225,000 and $237,000 for the years ended December 31, 2008 and 2007, respectively.

An affiliate of the Corporate General Partner is the General Partner in seventeen of the Partnership’s twenty-two Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at December 31, 2008.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $38,000 and $35,000 for the years 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $23,000 and $22,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations - Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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