Form 10-Q
period 2009-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2009-08-14
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited Partnerships
(Note 3)	$ --	$ --
Cash and cash equivalents	1,798	1,691
Receivables – limited partners	38	35
Total assets	$ 1,836	$ 1,726

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 6,320	$ 6,320
Accrued interest payable, in default (Notes 1 and 4)	14,419	14,127
Accounts payable and accrued expenses	43	42
	20,782	20,489
Contingencies (Note 7)

Partners' deficit:
General partners	(514)	(512)
Limited partners	(18,432)	(18,251)
	(18,946)	(18,763)
Total liabilities and partners' deficit	$ 1,836	$ 1,726

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ 1	$ 11	$ 2	$ 32

Operating expenses:
Management fees – partners (Note 5)	57	57	113	113
General and administrative	7	5	13	12
Legal and accounting	19	19	37	35
Interest (Note 4)	147	147	292	294
Total operating expenses	230	228	455	454

Loss from Partnership operations	(229)	(217)	(453)	(422)
Advances to Local Limited Partnerships
charged to expense (Note 3)	(14)	--	(14)	--
Distributions in excess of investments
in Local Limited Partnerships (Note 3)	277	--	284	56
Net income (loss)	$ 34	$ (217)	$ (183)	$ (366)

Net income (loss) allocated to general
partners (1%)	$ --	$ (2)	$ (2)	$ (4)
Net income (loss) allocated to limited
partners (99%)	34	(215)	(181)	(362)

	$ 34	$ (217)	$ (183)	$ (366)
Net income (loss) per limited partnership
interest (Note 2)	$ 2.21	$ (13.98)	$ (11.78)	$ (23.54)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 2)		15,365

Partners' deficit,
December 31, 2008	$ (512)	$(18,251)	$(18,763)

Net loss for the six months
ended June 30, 2009	(2)	(181)	(183)

Partners' deficit,
June 30, 2009	$ (514)	$ (18,432)	$(18,946)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (183)	$ (366)
Adjustments to reconcile net loss to net cash
provided by(used in) operating activities:
Advances to Local Limited Partnerships charged to
expense	14	--
Changes in accounts:
Receivable – limited partners	(3)	(18)
Accrued interest payable	292	294
Accounts payable and accrued expenses	1	(9)
Net cash provided by (used in) operating	121	(99)
activities

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(14)	--

Net increase (decrease) in cash and cash equivalents	107	(99)

Cash and cash equivalents, beginning of period	1,691	1,928

Cash and cash equivalents, end of period	$ 1,798	$ 1,829

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

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2009 and December 31, 2008, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $14,419,000 and $14,127,000 at June 30, 2009 and December 31, 2008, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2009.

As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,931,000 at June 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2009, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008, respectively. The general partners collectively share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Certain reclassifications have been made to the 2008 information to conform to the 2009 presentation.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,365 and 15,377 for the three and six months ended June 30, 2009 and 2008, respectively.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. Those VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2009 and December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in eleven and thirteen Local Limited Partnerships, respectively. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in nine additional Local Limited Partnerships as of both June 30, 2009 and December 31, 2008.  NAPICO is also a general partner in REA IV.  In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty Local Limited Partnerships which own residential low income rental projects consisting of 1,387 apartment units at June 30, 2009. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the six months ended June 30, 2009 and 2008, the Partnership received approximately $7,000 and $56,000, respectively, in distributions from operations of the Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no such advances made during the six months ended June 30, 2008. During the three months ended June 30, 2009, the Partnership advanced approximately $14,000 to Local Limited Partnerships. These advances were charged to expense.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2009 and December 31, 2008.

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of June 30, 2009 and December 31, 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the three and six months ended June 30, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of June 30, 2009 and December 31, 2008.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,931,000 as of June 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at June 30, 2009 and December 31, 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2009 and 2008 for the Local Limited Partnerships in which the Partnership has investments (amounts  exclude Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Rental and other	$ 2,372	$ 1,937	$ 4,511	$ 4,014
Expenses
Depreciation and amortization	327	326	654	652
Interest	30	44	60	89
Operating	2,084	1,883	3,958	3,690
	2,441	2,253	4,672	4,431
Loss from continuing operations	$ (69)	$ (316)	$ (161)	$ (417)

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

NOTE 4 - NOTES PAYABLE

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2009 and December 31, 2008, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $292,000 and $294,000 for the six months ended June 30, 2009 and 2008, respectively. Accrued interest is approximately $14,419,000 and $14,127,000 as of June 30, 2009 and December 31, 2008, respectively. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at June 30, 2009 and December 31, 2008.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,931,000 as of June 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of June 30, 2009 and December 31, 2008.

There were no principal or interest payments made on these notes during the six months ended June 30, 2009 or 2008. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $113,000 for both the six months ended June 30, 2009 and 2008.

An affiliate of the Corporate General Partner is the general partner in fifteen of the Partnership’s twenty Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short term maturity of these instruments.

NOTE 7 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Cash and cash equivalents of approximately $1,798,000 and $1,691,000 at June 30, 2009 and December 31, 2008, respectively, are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2009 and December 31, 2008, is approximately $14,419,000 and $14,127,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,931,000 as of June 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at June 30, 2009 and December 31, 2008.

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

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of June 30, 2009 and December 31, 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the three and six months ended June 30, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of June 30, 2009 and December 31, 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At June 30, 2009 and December 31, 2008, the Partnership had investments in eleven and thirteen Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partner interests in nine additional Local Limited Partnerships at both June 30, 2009 and December 31, 2008, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three and six months ended June 30, 2009 and 2008, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

During the six months ended June 30, 2009 and 2008, the Partnership received approximately $284,000 and $56,000, respectively, in distributions from Local Limited Partnerships that were recognized as income in the consolidated statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no such advances made during the six months ended June 30, 2008. During the three months ended June 30, 2009, the Partnership advanced approximately $14,000 to Local Limited Partnerships. These advances were charged to expense.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships. Interest income was approximately $2,000 and $32,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income is a result of lower average cash balances and interest rates.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $19,000 for both the three months ended June 30, 2009 and 2008, and approximately $37,000 and $35,000 for the six months ended June 30, 2009 and 2008, respectively. General and administrative expenses were approximately $7,000 and $5,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $13,000 and $12,000 for the six months ended June 30, 2009 and 2008, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $57,000 and $113,000 for the three and six months ended June 30, 2009 and 2008, respectively.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at June 30, 2009.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers . Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. Those VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2009 and December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II     OTHER INFORMATION

Item 6.  Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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