Form 10-Q
period 2009-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2009-11-16
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,732	1,691
Receivables – limited partners	38	35
Total assets	$ 1,770	$ 1,726

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 6,320	$ 6,320
Accrued interest payable, in default
(Notes 1 and 4)	14,568	14,127
Accounts payable and accrued expenses	34	42
Accrued fees due to Corporate General Partner
(Note 5)	19	--
	20,941	20,489
Contingencies (Note 7)

Partners' deficit:
General partners	(516)	(512)
Limited partners	(18,655)	(18,251)
	(19,171)	(18,763)
Total liabilities and partners' deficit	$ 1,770	$ 1,726

Note:  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 7	$ 2	$ 39

Operating Expenses:
Management fees - partners (Note 5)	56	56	169	169
General and administrative	5	3	18	15
Legal and accounting	15	20	52	55
Interest (Note 4)	149	147	441	441
Total operating expenses	225	226	680	680

Loss from Partnership operations	(225)	(219)	(678)	(641)
Advances to Local Limited Partnerships
charged to expense (Note 3)	--	--	(14)	--
Distributions in excess of investments
in Local Limited Partnerships
(Note 3)	--	--	284	56
Net loss	$ (225)	$ (219)	$ (408)	$ (585)

Net loss allocated to general
partners (1%)	$ (2)	$ (2)	$ (4)	$ (6)
Net loss allocated to limited
partners (99%)	(223)	(217)	(404)	(579)

	$ (225)	$ (219)	$ (408)	$ (585)
Net loss per limited partnership
interest (Note 2)	$(14.51)	$(14.11)	$(26.29)	$(37.65)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 2)		15,365

Partners' deficit,
December 31, 2008	$ (512)	$(18,251)	$(18,763)

Net loss for the nine months
ended September 30, 2009	(4)	(404)	(408)

Partners' deficit,
September 30, 2009	$ (516)	$(18,655)	$(19,171)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (408)	$ (585)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships charged to
expense	14	--
Distributions received from sale of Local Limited
Partnership property	(277)	--
Changes in accounts:
Receivable – limited partners	(3)	(18)
Accrued interest payable	441	441
Accounts payable and accrued expenses	(8)	--
Accrued fees due to corporate general partner	19	--
Net cash used in operating activities	(222)	(162)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(14)	--
Distribution received in excess of investment from sale
of Local Limited Partnership property	277	--
Net cash provided by investing activities	263	--

Net increase (decrease) in cash and cash equivalents	41	(162)

Cash and cash equivalents, beginning of period	1,691	1,928

Cash and cash equivalents, end of period	$ 1,732	$ 1,766

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

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2009 and December 31, 2008, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $14,568,000 and $14,127,000 at September 30, 2009 and December 31, 2008, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at September 30, 2009.

As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,992,000 at September 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. Management is attempting to negotiate extensions of the maturity dates on the three notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partner of the Partnership. However, the general partner of the Partnership is not obligated to fund such advances.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2009, and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008, respectively. The general partners collectively share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II ("NAPIA II").  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Certain reclassifications have been made to the 2008 information to conform to the 2009 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,365 and 15,377 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. Those VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2009 and December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167 -- Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s consolidated financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in eleven and thirteen Local Limited Partnerships, respectively. In addition, the Partnership holds a general partner interest in REA IV, which in turn, holds limited partner interests in nine additional Local Limited Partnerships as of both September 30, 2009 and December 31, 2008.  NAPICO is also a general partner in REA IV. In total, therefore the Partnership holds interests, either directly or indirectly through REA IV, in twenty Local Limited Partnerships which own residential low income rental projects consisting of 1,387 apartment units at September 30, 2009. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $7,000 and $56,000, respectively, in distributions from operations of the Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no such advances made during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Partnership advanced approximately $14,000 to Local Limited Partnerships. These advances were charged to expense.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2009 and December 31, 2008.

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of September 30, 2009 and December 31, 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the nine months ended September 30, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of September 30, 2009 and December 31, 2008.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,992,000 as of September 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at September 30, 2009 and December 31, 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2009 and 2008 for the Local Limited Partnerships in which the Partnership has investments (amounts  exclude Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental and other	$ 2,335	$ 2,181	$ 6,846	$ 6,195
Expenses
Depreciation and amortization	327	325	981	977
Interest	29	45	89	134
Operating	1,716	1,687	5,674	5,377
	2,072	2,057	6,744	6,488
Income (loss) from continuing
operations	$ 263	$ 124	$ 102	$ (293)

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

NOTE 4 - NOTES PAYABLE

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2009 and December 31, 2008, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $441,000 for both the nine months ended September 30, 2009 and 2008. Accrued interest is approximately $14,568,000 and $14,127,000 as of September 30, 2009 and December 31, 2008, respectively. The notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  All notes payable have matured and remain unpaid at September 30, 2009 and December 31, 2008.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,992,000 as of September 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of September 30, 2009 and December 31, 2008.

There were no principal or interest payments made on these notes during the nine months ended September 30, 2009 or 2008. Management is attempting to negotiate extensions of the maturity dates on the three notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $169,000 for both the nine months ended September 30, 2009 and 2008. At September 30, 2009, approximately $19,000 of these fees were unpaid and included in due to affiliates. The outstanding balance was repaid subsequent to September 30, 2009. There were no such amounts unpaid at December 31, 2008.

An affiliate of the Corporate General Partner is the general partner in fifteen of the Partnership’s twenty Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. The Corporate General Partner has determined that its cash and cash equivalents are to be reserved to fund Partnership reserves and operating expenses.

As of September 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,732,000 and $1,691,000, respectively. The increase in cash and cash equivalents of approximately $41,000 is due to approximately $263,000 of cash provided by investing activities, partially offset by approximately $222,000 of cash used in operating activities. Cash provided by investing activities consisted of distributions received from the sale of Local Limited Partnership’s property, partially offset by advances made to Local Limited Partnerships.

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at September 30, 2009 and December 31, 2008, is approximately $14,568,000 and $14,127,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $5,992,000 as of September 30, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at September 30, 2009 and December 31, 2008.

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

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of September 30, 2009 and December 31, 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the nine months ended September 30, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of September 30, 2009 and December 31, 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At September 30, 2009 and December 31, 2008, the Partnership had investments in eleven and thirteen Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partner interests in nine additional Local Limited Partnerships at September 30, 2009 and December 31, 2008, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three and nine months ended September 30, 2009 and 2008, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $284,000 and $56,000, respectively, in distributions from Local Limited Partnerships that were recognized as income in the consolidated statements of operations since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no such advances made during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Partnership advanced approximately $14,000 to Local Limited Partnerships. These advances were charged to expense.

The Partnership’s revenues consist primarily of interest income. Interest income was less than $1,000 and approximately$7,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $2,000 and $39,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest income is a result of lower average cash balances and interest rates.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $15,000 and $20,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $52,000 and $55,000 for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses were approximately $5,000 and $3,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $18,000 and $15,000 for the nine months ended September 30, 2009 and 2008, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $56,000 and $169,000 for both the three and nine months ended September 30, 2009 and 2008, respectively.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.66% of the outstanding interests at September 30, 2009.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. Those VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2009 and December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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