Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2010-03-31
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in eleven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2009. The Partnership also holds a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in nine additional Local Limited Partnerships as of December 31, 2009; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty Local Limited Partnerships as of December 31, 2009. The other general partner of REA IV is NAPICO. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Item 2.     Properties.

During 2009, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2009, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                         IN WHICH REAL VII HAS AN INVESTMENT

                                  DECEMBER 31, 2009

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2009	2008

Aristocrat Manor
Hot Springs, AR	101	(A)	101	98%	92%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	73%	60%

Bellair Manor Apts.
Niles, OH	68	(A)	7	88%	87%

Birch Manor Apts. I
Medina, OH	60	(A)	12	91%	94%

Birch Manor Apts. II
Medina, OH	60	(A)	6	90%	94%

Bluewater Apts.
Port Huron, MI	116	(E)	--	87%	77%

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2009	2008

Hampshire House
Warren, OH	150	(A)	150	95%	94%

Ivywood Apts.
Columbus, OH	124	(A)	75	97%	97%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	98%	98%

Nantucket Apts.
Alliance, OH	60	(A)	59	93%	92%

Newton Apts.
Newton, MS	36	(C)	--	54%	72%

Oak Hill Apts.
Franklin, PA	120	(A)	82	93%	93%

Oakview Apts.
Monticello, AR	32	(C)	17	93%	92%

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	95%	93%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	81%	82%

Pachuta Apts.
Pachuta, MS	16	(C)	16	96%	93%

Richards Park Apts.
Elyria, OH	60	(A)	24	90%	82%

Shubuta Properties
Shubuta, MS	16	(C)	16	95%	99%

Tradewinds East
Essexville, MI	150	(E)	30	93%	88%

Yorkview Estates
Massillon, OH	50	(A)	50	95%	93%

TOTALS	1,387		731

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

(E)   The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned by the Partnership. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2009.

	Real VII	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor (1)	99.00%	$ 710	$ 2,947	$ --
Arkansas City Apts.	99.00%	95	470	--
Bellair Manor Apts. (1)	98.99%	305	400	--
Birch Manor Apts. I	99.55%	250	--	1,288
Birch Manor Apts. II	99.56%	258	327	1,160
Bluewater Apts. (1)	99.00%	650	751	--
Hampshire House (1)	98.99%	690	1,843	--
Ivywood Apts. (1)	98.99%	550	755
Jasper County Prop.	99.00%	128	626
Nantucket Apts. (1)	98.99%	225	192
Newton Apts.	99.00%	185	982
Oak Hill Apts. (1)	98.99%	565	1,032
Oakview Apts.	99.00%	214	1,051
Oakwood Park I Apts.	98.79%	160	--	1,298
Oakwood Park II Apts.	99.99%	260	7	1,928
Pachuta Apts.	95.00%	85	427	--
Richards Park Apts.	98.99%	275	310	--
Shubuta Properties	99.00%	86	421	--
Tradewinds East (1)	99.00%	850	1,085	--
Yorkview Estates (1)	98.99%	220	311	--
		$ 6,761	$13,937	$ 5,674

(1) REAL VII owns through REA IV

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, there were 2,887 registered holders, owning an aggregate of 15,349 limited partnership interests in the Partnership.  In 2009, the number of Limited Partnership Interests decreased by 16 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at December 31, 2009.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $1,645,000 and $1,691,000, respectively. The decrease in cash and cash equivalents of approximately $46,000 is due to approximately $255,000 of cash used in operating activities, partially offset by approximately $209,000 of cash provided by investing activities. Cash provided by investing activities consisted of distributions received from the sale of Local Limited Partnership’s property, partially offset by advances made to Local Limited Partnerships.

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2009 and 2008 is approximately $14,716,000 and $14,127,000, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.The Partnership has not repaid the notes payable and is in default under the terms of eight of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,054,000 as of December 31, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2009 and December 31, 2008.

Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

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

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010.  After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2009 and 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the year ended December 31, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2009  and 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Results of Operations

At December 31, 2009 and 2008, the Partnership had investments in eleven and thirteen Local Limited Partnerships, respectively, and a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in nine additional Local Limited Partnerships as of December 31, 2009 and 2008; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty and twenty-two Local Limited Partnerships as of December 31, 2009 and 2008, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2009 and 2008, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

During the years ended December 31, 2009 and 2008, the Partnership received approximately $230,000 and $56,000, respectively, in distributions from Local Limited Partnerships that were recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” since the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II, for repayment of the Local Limited Partnership’s obligations in order to facilitate the sale of the Local Limited Partnership’s investment property, all of which was charged to expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. There were no such advances made during the year ended December 31, 2008. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to facilitate the sale of the Local Limited Partnership’s investment property.

The Partnership’s revenues consist primarily of interest income. Interest income was approximately $2,000 and $43,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income is a result of lower average cash balances and interest rates.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $70,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses were approximately $25,000 and $20,000 for the years ended December 31, 2009 and 2008, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $225,000 for both years ended December 31, 2009 and 2008.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2009 and 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

Item 8.     Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations – Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VII as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $16,195,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2009	2008
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,645	1,691
Receivables – limited partners	38	35
Total assets	$ 1,683	$ 1,726

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 4,920	$ 4,920
Accrued interest payable, in default (Notes 1 and 4)	11,275	10,826
Notes payable (Note 4)	1,400	1,400
Accrued interest payable (Note 4)	3,441	3,301
Accounts payable and accrued expenses	101	42
	21,137	20,489
Contingencies (Note 7)

Partners' deficit:
General partners	(519)	(512)
Limited partners	(18,935)	(18,251)
	(19,454)	(18,763)
Total liabilities and partners' deficit	$ 1,683	$ 1,726

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ 2	$ 43

Operating expenses:
Management fees – partners (Note 5)	225	225
General and administrative	25	20
Legal and accounting	70	74
Interest (Note 4)	589	589
Total operating expenses	909	908

Loss from Partnership operations	(907)	(865)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	230	56
Advances to Local Limited Partnerships charged to expense
(Note 3)	(14)	--
Net loss (Note 6)	$ (691)	$ (809)

Net loss allocated to general partners (1%)	$ (7)	$ (8)
Net loss allocated to limited partners (99%)	(684)	(801)
	$ (691)	$ (809)

Net loss per limited partnership interest (Note 2)	$(44.52)	$(52.09)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,349

Partners' deficit, December 31, 2007	$ (504)	$(17,450)	$(17,954)

Net loss for the year ended
December 31, 2008	(8)	(801)	(809)

Partners' deficit, December 31, 2008	(512)	(18,251)	(18,763)

Net loss for the year ended
December 31, 2009	(7)	(684)	(691)

Partners' deficit, December 31, 2009	$ (519)	$(18,935)	$(19,454)

(A)   Consists of 15,349 and 15,365 interests at December 31, 2009 and 2008, respectively. During 2009, 16 interests were abandoned (Note 2).

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (691)	$ (809)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships charged to expense	14	--
Distributions received from sale of Local Limited
Partnership property	(223)	--
Change in accounts:
Receivables – limited partners	(3)	(18)
Accrued interest payable	589	589
Accounts payable and accrued expenses	59	1
Net cash used in operating activities	(255)	(237)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(14)	--
Distributions received in excess of investment from sale
of Local Limited Partnership property	223	--
Net cash provided by investing activities	209	--

Net decrease in cash and cash equivalents	(46)	(237)

Cash and cash equivalents, beginning of year	1,691	1,928

Cash and cash equivalents, end of year	$ 1,645	$ 1,691

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Nine of the Partnership's twenty investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2009 and 2008, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2009 and 2008 is approximately $14,716,000 and $14,127,000, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.  Eight of the notes payable have matured and remain unpaid at December 31, 2009.

As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,054,000, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partners of the Partnership. However, the general partners of the Partnership are not obligated to fund such advances.

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

Reclassifications

Certain reclassifications have been made to the 2008 information to conform to the 2009 presentation.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Abandonment of Limited Partnership Interests

In 2009 and 2008, the number of Limited Partnership Interests decreased by 16 and 12 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,365 and 15,377 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2009 and 2008 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010. The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s consolidated financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximates their fair value due to the short-term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in twenty and twenty-two VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of twenty and twenty-two apartment properties with a total of 1,387 and 1,579 units, respectively. The Partnership is involved, either directly or indirectly through its consolidated subsidiary, with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2009 and 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in eleven and thirteen Local Limited Partnerships, respectively, and a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in nine additional Local Limited Partnerships as of December 31, 2009 and 2008; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty and twenty-two Local Limited Partnerships as of December 31, 2009 and 2008, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,387 apartment units at December 31, 2009 and 1,579 apartment units at December 31, 2008. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the years ended December 31, 2009 and 2008, the Partnership received approximately $7,000 and $56,000, respectively, in operating distributions from the Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II, all of which was charged to expense on the consolidated statements of operations. There were no such advances made during the year ended December 31, 2008. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to facilitate the sale of the Local Limited Partnership’s investment property.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2009 and 2008.

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its property for approximately $4,600,000. This sale is expected to occur during 2010. After payment of closing costs and non-recourse notes payable, the Partnership expects to receive a distribution of approximately $217,000 from the sale. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2009 and 2008.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II, which was recognized as distributions in excess of investments in Local Limited Partnerships during the year ended December 31, 2009. The Partnership has no further obligation with respect to these Local Limited Partnerships. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2009 and 2008.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt. The Local Operating General Partner is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2009 and 2008, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2009. (Amounts exclude Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009) (in thousands):

CONDENSED COMBINED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)

	December 31,
	2009	2008
Assets:
Land	$ 1,658	$ 1,658
Buildings and improvements, net of accumulated
depreciation of approximately $32,580 and $31,285	8,599	9,811
Other assets	5,910	5,736
Total assets	$16,167	$17,205
Liabilities and Partners' deficit:
Mortgage notes payable	$13,937	$14,907
Notes payable	1,750	1,750
Accrued interest on notes payable	3,924	3,758
Other liabilities	3,208	3,317
Total liabilities	22,819	23,732

Partners' deficit	(6,652)	(6,527)

Total liabilities and partners' deficit	$16,167	$17,205

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands-unaudited)
	Years Ended December 31,
	2009	2008
Revenues:
Rental and other	$ 8,872	$ 8,557

Expenses:
Depreciation and amortization	1,297	1,308
Interest	74	119
Operating	7,607	7,496
Total expenses	8,978	8,923

Net loss	$ (106)	$ (366)

The difference between the investment per the accompanying consolidated balance sheets at December 31, 2009 and 2008 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, the Partnership’s recording of capital contributions payable to the Local Limited Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Note 4 – Notes Payable

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2009 and 2008, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $589,000 for both years ended December 31, 2009 and 2008. Accrued interest is approximately $14,716,000 and $14,127,000 as of December 31, 2009 and 2008, respectively. Eight of the nine notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  Eight of the notes payable have matured and remain unpaid at December 31, 2009.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,054,000 as of December 31, 2009, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2009 and 2008.

There were no principal or interest payments made on these notes during the years ended December 31, 2009 or 2008. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $225,000 for both the years ended December 31, 2009 and 2008, respectively.

An affiliate of the Corporate General Partner is the general partner in fifteen of the Partnership’s twenty Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2009	2008

Net loss per financial statements	$ (691)	$ (809)

Other	380	607
Partnership's share of limited local
partnership	2,458	1,594
Income per tax return	$ 2,147	$ 1,392

Income per limited partnership interest	$272.30	$179.19

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

December 31,

	2009	2008

Net deficit as reported	$(19,454)	$(18,763)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Partnerships	(10,662)	(12,853)
Accrued interest	14,723	14,134
Other	(1,450)	(1,516)
Net deficit – Federal tax basis	$(11,752)	$(13,907)

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

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 2,947	$ --	$ 265	$ 4,483	$ 4,748	$ 2,915
Arkansas City Apts.	470	--	22	510	532	273
Bellair Manor Apts.	400	--	153	1,547	1,700	1,315
Birch Manor Apts. I	--	1,288	61	1,323	1,384	1,125
Birch Manor Apts. II	327	1,160	50	1,386	1,436	1,178
Bluewater Apts.	751	--	130	4,625	4,755	3,389
Hampshire House	1,843	--	101	3,945	4,046	3,354
Ivywood Apts.	755	--	200	2,939	3,139	2,500
Jasper County Prop.	626	--	33	879	912	793
Nantucket Apts.	192	--	35	1,358	1,393	1,114
Newton Apts.	982	--	55	1,182	1,237	1,123
Oak Hill Apts.	1,032	--	76	3,105	3,181	2,628
Oakview Apts.	1,051	--	75	1,203	1,278	615
Oakwood Park I Apts.	--	1,298	63	870	933	727
Oakwood Park II Apts.	7	1,928	102	1,379	1,481	1,172
Pachuta Apts.	427	--	21	566	587	514
Richards Park Apts.	310	--	53	1,419	1,472	1,198
Shubuta Properties	421	--	23	670	693	570
Tradewinds East	1,085	--	118	6,587	6,705	5,055
Yorkview Estates	311	--	22	1,203	1,225	1,022
Total	$13,937	$ 5,674	$1,658	$41,179	$42,837	$32,580

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 42,754	$ 42,381
Improvements during the year	83	373
Balance at end of year	$ 42,837	$ 42,754

	Years Ended December 31,
	2009	2008
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 31,285	$ 29,979
Depreciation expense for the year	1,295	1,306
Balance at end of year	$ 32,580	$ 31,285

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time. Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation.

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)   The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2009.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,177.58	7.67%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $225,000 for both the years ended December 31, 2009 and 2008.

An affiliate of the Corporate General Partner is the General Partner in fifteen of the Partnership’s twenty Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at December 31, 2009.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $35,000 and $38,000 for the years 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $23,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2010
Ernest M. Freedman	President

/s/John Bezzant	Director and Senior Vice	Date: March 31, 2010
John Bezzant	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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