Form 10-Q
period 2010-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2010-05-13
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,490	1,645
Receivables – limited partners	40	38
Total assets	$ 1,530	$ 1,683

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 4,920	$ 4,920
Accrued interest payable, in default (Notes 1 and 4)	11,385	11,275
Note payable (Note 4)	1,400	1,400
Accrued interest payable (Note 4)	3,476	3,441
Accounts payable and accrued expenses	26	101
	21,207	21,137
Contingencies (Note 7)

Partners' deficit:
General partners	(521)	(519)
Limited partners	(19,156)	(18,935)
	(19,677)	(19,454)
Total liabilities and partners' deficit	$ 1,530	$ 1,683

Note:  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Interest income	$ --	$ 1

Operating Expenses:
Management fees - partners (Note 5)	50	56
General and administrative	5	6
Legal and accounting	23	18
Interest (Note 4)	145	145
Total operating expenses	223	225

Loss from Partnership operations	(223)	(224)

Distributions in excess of investment
in Local Limited Partnerships (Note 3)	--	7

Net loss	$ (223)	$ (217)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(221)	(215)

	$ (223)	$ (217)

Net loss per limited partnership interest (Note 2)	$(14.40)	$(13.99)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,349

Partners' deficit, December 31, 2009	$ (519)	$(18,935)	$(19,454)

Net loss for the three months
ended March 31, 2010	(2)	(221)	(223)

Partners' deficit, March 31, 2010	$ (521)	$(19,156)	$(19,677)

(A)  Consists of 15,349 interests at both March 31, 2010 and December 31, 2009.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (223)	$ (217)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Receivables – limited partners	(2)	--
Accrued interest payable	145	145
Accounts payable and accrued expenses	(75)	(19)
Net cash used in operating activities	(155)	(91)

Net decrease in cash and cash equivalents	(155)	(91)
Cash and cash equivalents, beginning of period	1,645	1,691

Cash and cash equivalents, end of period	$ 1,490	$ 1,600

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

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2010 and December 31, 2009, the Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $14,861,000 and $14,716,000 at March 31, 2010 and December 31, 2009, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Eight of the notes payable have matured and remain unpaid at March 31, 2010.

As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,115,000 at March 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure. In addition, the Partnership may seek operating advances from the general partners of the Partnership. However, the general partners of the Partnership are not obligated to fund such advances.

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2009 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at March 31, 2010, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009, respectively.

The general partners collectively share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates II.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Principles of Consolidation

These consolidated financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV (“REA IV”), a California general partnership in which the Partnership holds a 99 percent limited partner interest.  Losses in excess of the minority investment that would otherwise be attributed to the minority interest are being allocated to the Partnership.

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for using the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,349 and 15,365 for the three months ended March 31, 2010 and 2009, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in twenty VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships; and

•         the Partnership, as a limited partner in each of the Local Limited Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnerships that most significantly impact such entities’ economic performance.

The twenty VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of twenty apartment properties with a total of 1,387 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of both March 31, 2010 and December 31, 2009, the Partnership holds limited partnership interests in eleven Local Limited Partnerships, and a limited partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in nine additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty Local Limited Partnerships. The general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,387 apartment units at both March 31, 2010 and December 31, 2009. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. During the three months ended March 31, 2009, the Partnership received operating distributions of approximately $7,000 from Local Limited Partnerships that were recognized as income on the consolidated statements of operations. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2010.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2010 and 2009.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2010 and December 31, 2009.

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its investment property for a sale price of $4,600,000. The sale closed on April 20, 2010. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser and upon the purchaser’s closing of its financing of the property, the Partnership received a distribution of proceeds of approximately $217,000. The Partnership had no investment balance remaining in Hampshire House as of March 31, 2010 and December 31, 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of March 31, 2010and December 31, 2009.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. In March 2010 the Local Operating General Partner formally requested that the lender enter into mediation to resolve the mortgage situation. The mortgage lender agreed. The mediation will be taking place by June 2010.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2010 and 2009 for the Local Limited Partnerships in which the Partnership has invested (2010 and 2009 amounts  exclude Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009) (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues
Rental and other	$ 2,218	$ 2,139

Expenses
Depreciation and amortization	324	327
Interest	18	30
Operating	1,902	1,874
	2,244	2,231
Loss from continuing operations	$ (26)	$ (92)

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

NOTE 4 - NOTES PAYABLE

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2010 and December 31, 2009, the Partnership is obligated on non-recourse notes payable of approximately $6,320,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $145,000 for each of the three months ended March 31, 2010 and 2009. Accrued interest is approximately $14,861,000 and $14,716,000 as of March 31, 2010and December 31, 2009, respectively. Eight of the nine notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes.  Eight of the notes payable have matured and remain unpaid at March 31, 2010 and December 31, 2009.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,115,000 as of March 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships.The Partnership has no remaining investment balance in these Local Limited Partnerships as of March 31, 2010 and December 31, 2009.

There were no principal or interest payments made on these notes during the three months ended March 31, 2010 or 2009. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $50,000 and $56,000 for the three months ended March 31, 2010 and 2009, respectively.

An affiliate of the Corporate General Partner is the general partner in fifteen of the Partnership’s twenty Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2010, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 7 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of March 31, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $1,490,000 and $1,645,000, respectively. The decrease in cash and cash equivalents is due to approximately $155,000 of cash used in operating activities.

Nine of the Partnership's twenty remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,320,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2010 and December 31, 2009, is approximately $14,861,000 and $14,716,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of eight of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for six of the Local Limited Partnerships with notes payable totaling approximately $2,579,000 and accrued interest of approximately $6,115,000 as of March 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at March 31, 2010 and December 31, 2009.

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

On September 29, 2008, Hampshire House entered into a contract with a third party to sell its investment property for a sale price of $4,600,000. The sale closed on April 20, 2010. After payment of closing costs and non-recourse notes payable due to an affiliate of the purchaser and upon the purchaser’s closing of its financing of the property, the Partnership received a distribution of proceeds of approximately $217,000. The Partnership had no investment balance remaining in Hampshire House as of March 31, 2010 and December 31, 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of March 31, 2010 and December 31, 2009.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. In March 2010 the Local Operating General Partner formally requested that the lender enter into mediation to resolve the mortgage situation. The mortgage lender agreed. The mediation will be taking place by June 2010.

Results of Operations

At March 31, 2010 and December 31, 2009, the Partnership had investments in eleven Local Limited Partnerships and a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in nine additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in twenty Local Limited Partnerships. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2010 and 2009, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

During the three months ended March 31, 2009, the Partnership received operating distributions of approximately $7,000 from Local Limited Partnerships that were recognized as income in the consolidated statements of operations as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2010.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2010 and 2009.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $23,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in legal and accounting fees is primarily due to an increase in professional expenses associated with the administration of the Partnership.General and administrative expenses were approximately $5,000 and $6,000 for the three months ended March 31, 2010 and 2009, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $50,000 and $56,000 for the three months ended March 31, 2010 and 2009, respectively. Management fees decreased due to the sale of the investment properties owned by Clarkwood Apartments I and II in 2009.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at March 31, 2010.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in twenty VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships; and

•         the Partnership, as a limited partner in each of the Local Limited Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnerships that most significantly impact such entities’ economic performance.

The twenty VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of twenty apartment properties with a total of 1,387 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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