Form 10-Q
period 2010-09-30
REAL ESTATE ASSOCIATES LTD VII
filed 2010-11-15
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,575	1,645
Receivables – limited partners	40	38
Total assets	$ 1,615	$ 1,683

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 4,670	$ 4,920
Accrued interest payable, in default (Notes 1 and 4)	10,961	11,275
Note payable (Note 4)	1,400	1,400
Accrued interest payable (Note 4)	3,546	3,441
Accounts payable and accrued expenses	35	101
	20,612	21,137
Contingencies (Note 7)

Partners' deficit:
General partners	(514)	(519)
Limited partners	(18,483)	(18,935)
	(18,997)	(19,454)
Total liabilities and partners' deficit	$ 1,615	$ 1,683

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Interest income	$ --	$ --	$ --	$ 2

Operating Expenses:
Management fees - partners (Note 5)	50	56	151	169
General and administrative	5	5	14	18
Legal and accounting	17	15	60	52
Interest (Note 4)	143	149	431	441
Total operating expenses	215	225	656	680

Loss from partnership operations	(215)	(225)	(656)	(678)
Advance to Local Limited Partnership
charged to expense (Note 3)	--	--	--	(14)
Distributions in excess of investment
in Local Limited Partnerships (Note 3)	--	--	1,113	284
Net (loss) income	$ (215)	$ (225)	$ 457	$ (408)

Net (loss) income allocated to general
partners (1%)	$ (2)	$ (2)	$ 5	$ (4)
Net (loss) income allocated to limited
partners (99%)	(213)	(223)	452	(404)

	$ (215)	$ (225)	$ 457	$ (408)
Net (loss) income per limited partnership
interest (Note 2)	$(13.88)	$(14.51)	$ 29.45	$(26.29)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,349

Partners' deficit, December 31, 2009	$ (519)	$(18,935)	$(19,454)

Net income for the nine months
ended September 30, 2010	5	452	457

Partners' deficit, September 30, 2010	$ (514)	$(18,483)	$(18,997)

(A)   Consists of 15,349 interests at both September 30, 2010 and December 31, 2009.

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 457	$ (408)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Advance to Local Limited Partnership charged to expense	--	14
Distributions from sale of Local Limited Partnership
property recognized as income	(1,107)	(277)
Changes in accounts:
Receivables – limited partners	(2)	(3)
Accrued interest payable	431	441
Accounts payable and accrued expenses	(66)	(8)
Accrued fees due to corporate general partner	--	19
Net cash used in operating activities	(287)	(222)

Cash flows from investing activities:
Advance to Local Limited Partnership	--	(14)
Distributions from sale of Local Limited Partnership
property	217	277
Net cash provided by investing activities	217	263

Net (decrease) increase in cash and cash equivalents	(70)	41

Cash and cash equivalents, beginning of period	1,645	1,691

Cash and cash equivalents, end of period	$ 1,575	$ 1,732

Supplemental disclosure of non-cash activity:
Repayment of note payable and accrued interest from sale
of Local Limited Partnership property	$ 890	$ --

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

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2010 and December 31, 2009, the Partnership is obligated for non-recourse notes payable of approximately $6,070,000 and $6,320,000, respectively, to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $14,507,000 and $14,716,000 at September 30, 2010 and December 31, 2009, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Seven of the notes payable have matured and remain unpaid at September 30, 2010.

In connection with the sale of Hampshire House (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), approximately $890,000 of sale proceeds were used at closing to repay one non-recourse note payable and associated accrued interest during the nine months ended September 30, 2010.  No such payments were made during the nine months ended September 30, 2009. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for five other Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,669,000 at September 30, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at September 30, 2010, and the consolidated results of operations and changes in cash flows for the nine months ended September 30, 2010 and 2009, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,349 and 15,365 for the three and nine months ended September 30, 2010 and 2009, respectively.

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

At September 30, 2010 and December 31, 2009, the Partnership holds variable interests in nineteen and twenty VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs at September 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in eleven Local Limited Partnerships, and a limited partner interest in REA IV which, in turn, holds limited partnership interests in eight and nine additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen and twenty Local Limited Partnerships, respectively. The general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,237 and 1,387 apartment units at September 30, 2010 and December 31, 2009, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. During the nine months ended September 30, 2010 and 2009, the Partnership received operating distributions of approximately $6,000 and $7,000, respectively, from Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II, all of which was charged to expense on the consolidated statements of operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to facilitate the sale of the Local Limited Partnership’s investment property. There were no such advances made during the nine months ended September 30, 2010.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2010 and December 31, 2009.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,107,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the nine months ended September 30, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $217,000. The Partnership had no investment balance remaining in Hampshire House as of September 30, 2010 and December 31, 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II during the nine months ended September 30, 2009. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of September 30, 2010 and December 31, 2009.

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

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2010 and 2009 for the Local Limited Partnerships in which the Partnership has invested (2010 and 2009 amounts  exclude Hampshire House, which sold April 20, 2010 and Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Rental and other	$ 2,080	$ 2,067	$ 5,951	$ 6,084

Expenses
Depreciation and amortization	292	294	875	882
Interest	27	36	81	108
Operating	1,208	1,547	4,827	5,049
	1,527	1,877	5,783	6,039
Income from continuing operations	$ 553	$ 190	$ 168	$ 45

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

NOTE 4 - NOTES PAYABLE

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of September 30, 2010and December 31, 2009, the Partnership is obligated on non-recourse notes payable of approximately $6,070,000 and $6,320,000, respectively, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $431,000 and $441,000 for the nine months ended September 30, 2010 and 2009, respectively. Accrued interest is approximately $14,507,000 and $14,716,000 as of September 30, 2010and December 31, 2009, respectively. Seven of the eight notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. Seven and eight of the notes payable have matured and remain unpaid at September 30, 2010 and December 31, 2009, respectively.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,107,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the nine months ended September 30, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $217,000. The Partnership had no investment balance remaining in Hampshire House as of September 30, 2010 and December 31, 2009.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five other Local Limited Partnerships with notes payable totaling approximately$2,329,000 and accrued interest of approximately$5,669,000 as of September 30, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of September 30, 2010and December 31, 2009.

There were no other principal or interest payments made on these notes during the nine months ended September 30, 2010 or 2009. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $151,000 and $169,000 for the nine months ended September 30, 2010 and 2009, respectively.

An affiliate of the Corporate General Partner is the general partner in fourteen of the Partnership’s nineteen Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in eight Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.At September 30, 2010, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. The Corporate General Partner has determined that its cash and cash equivalents are to be reserved to fund Partnership reserves and operating expenses.

As of September 30, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $1,575,000 and $1,645,000, respectively. All of this cash is on deposit with a financial institution.

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at September 30, 2010 and December 31, 2009, is approximately $14,507,000 and $14,716,000, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of seven of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of the Local Limited Partnerships, with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,669,000 at September 30, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships.The Partnership has no remaining investment balance in these Local Limited Partnerships as of September 30, 2010and December 31, 2009.

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

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,107,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the nine months ended September 30, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $217,000. The Partnership had no investment balance remaining in Hampshire House as of September 30, 2010 and December 31, 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $104,000 from the sale of Clarkwood Apartments I and approximately $173,000 from the sale of Clarkwood Apartments II during the nine months ended September 30, 2009. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of September 30, 2010 and December 31, 2009.

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

Results of Operations

At September 30, 2010 and December 31, 2009, the Partnership had investments in eleven Local Limited Partnerships and a limited partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in eight and nine additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen and twenty Local Limited Partnerships, respectively. The general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three and nine months ended September 30, 2010 and 2009, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

During the nine months ended September 30, 2010 and 2009, the Partnership received operating distributions of approximately $6,000 and $7,000, respectively from Local Limited Partnerships that were recognized as income in the consolidated statements of operations as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II, all of which was charged to expense on the consolidated statements of operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to facilitate the sale of the Local Limited Partnership’s investment property. There were no such advances made during the nine months ended September 30, 2010.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $15,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $60,000 and $52,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase in legal and accounting fees for the nine months ended September 30, 2010 is primarily due to an increase in professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $5,000 for each of the three months ended September 30, 2010 and 2009, and approximately $14,000 and $18,000 for the nine months ended September 30, 2010 and 2009, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $50,000 and $56,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $151,000 and $169,000 for the nine months ended September 30, 2010 and 2009, respectively. Management fees decreased for both periods due to the sale of the investment properties owned by Clarkwood Apartments I and II in 2009.

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

Other

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.67% of the outstanding interests at September 30, 2010.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2010 and December 31, 2009, the Partnership holds variable interests in nineteen and twenty VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs at September 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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