Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2011-03-31
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II. The business of the Partnership is conducted primarily by NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership holds limited partnership interests in eleven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2010. The Partnership also holds a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships as of December 31, 2010; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen Local Limited Partnerships as of December 31, 2010. The general partner of REA IV is NAPICO. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Item 2.     Properties.

During 2010, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2010, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                         IN WHICH REAL VII HAS AN INVESTMENT

                                  DECEMBER 31, 2010

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2010	2009

Aristocrat Manor
Hot Springs, AR	101	(A)	101	87%	98%

Arkansas City Apts.
Arkansas City, AR	16	(C)	12	71%	73%

Bellair Manor Apts.
Niles, OH	68	(A)	7	92%	88%

Birch Manor Apts. I
Medina, OH	60	(A)	12	94%	91%

Birch Manor Apts. II
Medina, OH	60	(A)	6	93%	90%

Bluewater Apts.
Port Huron, MI	116	(E)	--	91%	87%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT (continued)

DECEMBER 31, 2010

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2010	2009

Ivywood Apts.
Columbus, OH	124	(A)	75	96%	97%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	96%	98%

Nantucket Apts.
Alliance, OH	60	(A)	59	95%	93%

Newton Apts.
Newton, MS	36	(C)	--	77%	54%

Oak Hill Apts.
Franklin, PA	120	(A)	82	97%	93%

Oakview Apts.
Monticello, AR	32	(C)	17	89%	93%

Oakwood Park I Apts.
Lorain, OH	50	(D)	50	94%	95%

Oakwood Park II Apts.
Lorain, OH	78	(D)	--	83%	81%

Pachuta Apts.
Pachuta, MS	16	(C)	16	81%	96%

Richards Park Apts.
Elyria, OH	60	(A)	24	88%	90%

Shubuta Properties
Shubuta, MS	16	(C)	16	94%	95%

Tradewinds East
Essexville, MI	150	(E)	30	92%	93%

Yorkview Estates
Massillon, OH	50	(A)	50	96%	95%

TOTALS	1,237		581

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

(E)   The mortgage is insured by the Michigan State Housing Development Authority.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned by the Partnership. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2010.

	Real VII	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor (1)	99.00%	$ 710	$ 2,918	$ --
Arkansas City Apts.	99.00%	95	466	--
Bellair Manor Apts. (1)	98.99%	305	336	--
Birch Manor Apts. I	99.55%	250	--	1,326
Birch Manor Apts. II	99.56%	258	275	1,194
Bluewater Apts. (1)	99.00%	650	614	--
Ivywood Apts. (1)	98.99%	550	638	--
Jasper County Prop.	99.00%	128	620	--
Nantucket Apts. (1)	98.99%	225	136	--
Newton Apts.	99.00%	185	981	--
Oak Hill Apts. (1)	98.99%	565	917	--
Oakview Apts.	99.00%	214	1,042	--
Oakwood Park I Apts.	98.79%	160	--	1,336
OakwoodParkII Apts.	99.99%	260	--	1,984
Pachuta Apts.	95.00%	85	423	--
Richards Park Apts.	98.99%	275	257	--
Shubuta Properties	99.00%	86	417	--
Tradewinds East (1)	99.00%	850	2,183	--
Yorkview Estates (1)	98.99%	220	266	--
		$ 6,071	$12,489	$ 5,840

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, there were 2,870 registered holders, owning an aggregate of 15,297.5 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.70% of the outstanding interests at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $1,481,000 and $1,645,000, respectively. All of this cash is on deposit with a financial institution.

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2010 is approximately $14,649,000. These obligations and the related interest are collaterized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the terms of seven of the notes. In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of the Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,725,000 as of December 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships at December 31, 2010 and 2009.

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

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2010 and 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II during the year ended December 31, 2009. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2010 and 2009.

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

Results of Operations

At December 31, 2010 and 2009, the Partnership holds investments in eleven Local Limited Partnerships and a general partner interest in Real Estate Associates IV which, in turn, holds limited partnership interests in eight and nine additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen and twenty Local Limited Partnerships, respectively. The general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2010 and 2009, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

During each of the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $7,000 from Local Limited Partnerships that were recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $23,000 to Clarkwood Apartments I and II to pay for the Local Limited Partnership’s tax returns. During the year ended December 31, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II in order to facilitate the sale of the Local Limited Partnership’s investment property. The 2010 and 2009 advances were charged to expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to facilitate the sales of the properties owned by Clarkwood Apartments I and II.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $81,000 and $70,000 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses were approximately $20,000 and $25,000 for the years ended December 31, 2010 and 2009, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $202,000 and $225,000 for the years ended December 31, 2010 and 2009, respectively. Management fees decreased due to the sale of the investment properties owned by Clarkwood Apartments I and II in 2009.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in nineteen and twenty VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operations – Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VII as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $15,738,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2010	2009
Assets

Investments in and advances to Local Limited
Partnerships (Note 3)	$ --	$ --
Cash and cash equivalents	1,481	1,645
Receivables – limited partners	40	38
Total assets	$ 1,521	$ 1,683

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default (Notes 1 and 4)	$ 4,670	$ 4,920
Accrued interest payable, in default (Notes 1 and 4)	11,068	11,275
Notes payable (Note 4)	1,400	1,400
Accrued interest payable (Note 4)	3,581	3,441
Accounts payable and accrued expenses	85	101
	20,804	21,137
Contingencies (Note 7)

Partners' deficit:
General partners	(517)	(519)
Limited partners	(18,766)	(18,935)
	(19,283)	(19,454)
Total liabilities and partners' deficit	$ 1,521	$ 1,683

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest income	$ --	$ 2

Operating expenses:
Management fees – Corporate General Partner (Note 5)	202	225
General and administrative	20	25
Legal and accounting	81	70
Interest (Note 4)	573	589
Total operating expenses	876	909

Loss from partnership operations	(876)	(907)
Distributions in excess of investment in Local
Limited Partnerships (Note 3)	1,070	230
Advances to Local Limited Partnerships
charged to expense (Note 3)	(23)	(14)
Net income (loss) (Note 6)	$ 171	$ (691)

Net income (loss) allocated to general partners (1%)	$ 2	$ (7)
Net income (loss) allocated to limited partners (99%)	169	(684)
	$ 171	$ (691)

Net income (loss) per limited partnership interest (Note 2)	$ 11.01	$(44.52)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		15,297.5

Partners' deficit, December 31, 2008	$ (512)	$(18,251)	$(18,763)

Net loss for the year ended
December 31, 2009	(7)	(684)	(691)

Partners' deficit, December 31, 2009	(519)	(18,935)	(19,454)

Net income for the year ended
December 31, 2010	2	169	171

Partners' deficit, December 31, 2010	$ (517)	$(18,766)	$(19,283)

(A)   Consists of 15,297.5 and 15,349 interests at December 31, 2010 and 2009, respectively. During 2010 and 2009, 51.5 and 16 interests, respectively, were abandoned (Note 2).

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 171	$ (691)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Advances to Local Limited Partnerships charged to expense	23	14
Distributions from sale of Local Limited
Partnership property recognized as income	(1,063)	(223)
Change in accounts:
Receivables – limited partners	(2)	(3)
Accrued interest payable	573	589
Accounts payable and accrued expenses	(16)	59
Net cash used in operating activities	(314)	(255)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(23)	(14)
Distributions from sale of Local Limited
Partnership property	173	223
Net cash provided by investing activities	150	209

Net decrease in cash and cash equivalents	(164)	(46)

Cash and cash equivalents, beginning of year	1,645	1,691

Cash and cash equivalents, end of year	$ 1,481	$ 1,645

Supplemental disclosure of non-cash activity:
Repayment of note payable and accrued interest from sale
of Local Limited Partnership property	$ 890	$ --

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2010 and 2009, the Partnership is obligated for non-recourse notes payable of approximately $6,070,000 and $6,320,000, respectively, to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $14,649,000 and $14,716,000 at December 31, 2010 and 2009, respectively. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Seven of the notes payable have matured and remain unpaid at December 31, 2010.

In connection with the sale of Hampshire House (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), approximately $890,000 of sale proceeds were used at closing to repay one non-recourse note payable and associated accrued interest during the year ended December 31, 2010.  No such payments were made during the year ended December 31, 2009. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for five other Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,725,000 at December 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable that are not subject to the forebearance agreement.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

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

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

The Partnership was formed under the California Limited Partnership Act on May 24, 1983.  The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects.  The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II. The business of the Partnership is conducted primarily by NAPICO. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Real Estate Associates Limited VII and Real Estate Associates IV (“REA IV”), a California general partnership in which the Partnership holds 99 percent of the general partner interest. Losses in excess of the minority investment that would otherwise be attributed to the non-controlling interest are being allocated to the Partnership.

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

Abandonment of Limited Partnership Interests

In 2010 and 2009, the number of Limited Partnership Interests decreased by 51.5 and 16 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,349 and 15,365 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2010 and 2009 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in eight Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2010, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s consolidated financial statements.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in nineteen and twenty VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in eleven Local Limited Partnerships, and a general partner interest in REA IV which, in turn, holds limited partnership interests in eight and nine additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen and twenty Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,237 and 1,387 apartment units at December 31, 2010 and 2009, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During each of the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $7,000 from the Local Limited Partnerships that were recognized as income on the consolidated statements of operations.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $23,000 to Clarkwood Apartments I and II to pay for the Local Limited Partnership’s tax returns. During the year ended December 31, 2009, the Partnership advanced approximately $14,000 to one Local Limited Partnership, Clarkwood Apartments II in order to facilitate the sale of the Local Limited Partnership’s investment property. The 2010 and 2009 advances were charged to expense on the consolidated statements of operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to facilitate the sales of the properties owned by Clarkwood Apartments I and II.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2010 and 2009.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2010 and 2009.

On December 18, 2007, Clarkwood Apartments I and Clarkwood Apartments II entered into separate agreements with a third party to sell their investment properties for approximately $1,570,000 and $2,617,000, respectively. These sales were completed on April 9, 2009. The Partnership received approximately $83,000 from the sale of Clarkwood Apartments I and approximately $140,000 from the sale of Clarkwood Apartments II during the year ended December 31, 2009. The Partnership had no investment balance remaining in either Clarkwood Apartments I or Clarkwood Apartments II as of December 31, 2010 and 2009.

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

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2010 and 2009, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2010. (2010 and 2009 amounts exclude Hampshire House, which sold April 20, 2010 and Clarkwood Apartments I and Clarkwood Apartments II, which sold April 9, 2009):

CONDENSED COMBINED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIPS

	December 31,
	2010	2009
	(in thousands-unaudited)
Assets:
Land	$ 1,557	$ 1,557
Buildings and improvements, net of accumulated
depreciation of approximately $30,385 and $29,226	8,584	8,008
Other assets	5,936	5,507
Total assets	$16,077	$15,072

Liabilities and Partners' deficit:
Mortgage notes payable	$12,489	$12,094
Notes payable	1,750	1,750
Accrued interest on notes payable	4,090	3,924
Other liabilities	3,345	3,125
Total liabilities	21,674	20,893

Partners' deficit	(5,597)	(5,821)
Total liabilities and partners' deficit	$16,077	$15,072

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2010	2009
	(in thousands-unaudited)
Revenues:
Rental and other	$ 8,034	$ 7,842

Expenses:
Depreciation and amortization	1,160	1,166
Interest	58	108
Operating	6,579	6,691
Total expenses	7,797	7,965

Income (loss) from continuing operations	$ 237	$ (123)

The difference between the investment per the accompanying consolidated balance sheets at December 31, 2010 and 2009 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Note 4 – Notes Payable

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 and $6,320,000, respectively, to the sellers of the partnership interests bearing interest at 9.5 to 10 percent. The Partnership recognized interest expense of approximately $573,000 and $589,000 for the years ended December, 2010 and 2009, respectively. Accrued interest is approximately $14,649,000 and $14,716,000 as of December 31, 2010 and 2009, respectively. Seven of the eight notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. Seven and eight of the notes payable have matured and remain unpaid at December 31, 2010 and 2009, respectively.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2010 and 2009.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five other Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,725,000 as of December 31, 2010, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the Local Limited Partnerships. The Partnership has no remaining investment balance in these Local Limited Partnerships as of December 31, 2010 and 2009.

There were no other principal or interest payments made on these notes during the years ended December 31, 2010 or 2009. Management negotiated an extension of the maturity date on one note payable and is attempting to negotiate extensions of the maturity dates on the two notes payable not subject to the forebearance agreement. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $202,000 and $225,000 for the years ended December 31, 2010 and 2009, respectively.

An affiliate of the Corporate General Partner is the local general partner in fourteen of the Partnership’s nineteen Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.70% of the outstanding interests at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2010	2009

Net income (loss) per financial statements	$ 171	$ (691)

Other	(51)	380
Partnership's share of limited local
partnership	2,643	2,458
Income per tax return	$ 2,763	$ 2,147

Income per limited partnership interest	$353.35	$272.30

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

December 31,

	2010	2009

Net deficit as reported	$(19,283)	$(19,454)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Partnerships	(5,716)	(10,662)
Accrued interest	11,776	14,723
Other	(856)	(1,450)
Net deficit – Federal tax basis	$ (8,988)	$(11,752)

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

Note 8 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real VII Has Invested (unaudited)

All amounts in thousands

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 2,918	$ --	$ 265	$ 4,483	$ 4,748	$ 3,072
Arkansas City Apts.	466	--	22	510	532	283
Bellair Manor Apts.	336	--	153	1,547	1,700	1,366
Birch Manor Apts. I	--	1,326	61	1,332	1,393	1,169
Birch Manor Apts. II	275	1,194	50	1,394	1,444	1,225
Bluewater Apts.	614	--	130	4,659	4,789	3,532
Ivywood Apts.	638	--	200	2,945	3,145	2,598
Jasper County Prop.	620	--	33	938	971	800
Nantucket Apts.	136	--	35	1,438	1,473	1,162
Newton Apts.	981	--	55	1,204	1,259	1,133
Oak Hill Apts.	917	--	76	3,175	3,251	2,733
Oakview Apts.	1,042	--	75	1,203	1,278	638
Oakwood Park I Apts.	--	1,336	63	874	937	756
OakwoodParkII Apts.	--	1,984	102	1,397	1,499	1,218
Pachuta Apts.	423	--	21	600	621	519
Richards Park Apts.	257	--	53	1,426	1,479	1,246
Shubuta Properties	417	--	23	714	737	580
Tradewinds East	2,183	--	118	7,850	7,968	5,291
Yorkview Estates	266	--	22	1,280	1,302	1,064
Total	$12,489	$ 5,840	$1,557	$38,969	$40,526	$30,385

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 42,837	$ 42,754
Improvements during the year	1,735	83
Disposal of property	(4,046)	--
Balance at end of year	$ 40,526	$ 42,837

	Years Ended December 31,
	2010	2009
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 32,580	$ 31,285
Depreciation expense for the year	1,159	1,295
Disposal of property	(3,354)	--
Balance at end of year	$ 30,385	$ 32,580

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)   The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2010.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,177.58	7.70%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $202,000 and $225,000 for the years ended December 31, 2010 and 2009, respectively.

An affiliate of the Corporate General Partner is the local general partner in fourteen of the Partnership’s nineteen Local Limited Partnerships.

AIMCO and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.70% of the outstanding interests at December 31, 2010.  It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees. Fees for audit services totaled approximately $35,000 for each of the years 2010 and 2009. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $27,000 and $23,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2011
Ernest M. Freedman	President

/s/John Bezzant	Director and Executive Vice	Date: March 31, 2011
John Bezzant	President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

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