Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2012-03-30
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-13810

REAL ESTATE ASSOCIATES LIMITED VII

(Exact name of registrant as specified in its charter)

California	95-3290316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

The Partnership holds limited partnership interests in eleven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2011. The Partnership also holds a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships as of December 31, 2011; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen Local Limited Partnerships as of December 31, 2011. The other general partner of REA IV is NAPICO. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the federal or local government.

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

Item 1A.    Risk Factors.

Not applicable.

Item 2.     Properties.

During 2011, most of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2011, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                         IN WHICH REAL VII HAS AN INVESTMENT

                                  DECEMBER 31, 2011

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2011	2010

Aristocrat Manor
Hot Springs, AR	101	(E)	101	89%	87%

Arkansas City Apts. (3)
Arkansas City, AR	16	(C)	12	64%	71%

Bellair Manor Apts.
Niles, OH	68	(A)	7	94%	92%

Birch Manor Apts. I (2)
Medina, OH	60	(A)	12	94%	94%

Birch Manor Apts. II
Medina, OH	60	(A)	6	92%	93%

Bluewater Apts.
Port Huron, MI	116	(A)	--	90%	91%

Ivywood Apts.
Columbus, OH	124	(A)	75	98%	96%

Jasper County Prop.
Heidelberg, MS	24	(C)	24	91%	96%

Nantucket Apts.
Alliance, OH	60	(A)	59	95%	95%

Newton Apts.
Newton, MS	36	(C)	--	86%	77%

Oak Hill Apts.
Franklin, PA	120	(A)	82	94%	97%

Oakview Apts. (3)
Monticello, AR	32	(C)	17	89%	89%

Oakwood Park I Apts. (1)
Lorain, OH	50	(D)	50	90%	94%

Oakwood Park II Apts. (1)
Lorain, OH	78	(D)	--	76%	83%

Pachuta Apts.
Pachuta, MS	16	(C)	16	96%	81%

Richards Park Apts.
Elyria, OH	60	(A)	24	88%	88%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL VII HAS AN INVESTMENT (continued)

DECEMBER 31, 2011

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2011	2010

Shubuta Properties
Shubuta, MS	16	(C)	16	99%	94%

Tradewinds East
Essexville, MI	150	(A)	30	93%	92%

Yorkview Estates
Massillon, OH	50	(A)	50	96%	96%

TOTALS	1,237		581

(A)   The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)   The mortgage is insured by USDA, Rural Development.

(D)   The mortgage is insured by FHA, under the provisions of section 221(d)(3) of the National Housing Act.

(E)   The mortgage is insured by FHA, under the provisions of section 231 of the National Housing Act.

(1)   Effective February 2, 2012, the Local Limited Partnership sold its investment property to the holder of the non-recourse note payable encumbering the Local Limited Partnership.

(2)   Effective March 9, 2012, the Local Limited Partnership sold its investment property to the holder of the non-recourse note payable encumbering the Local Limited Partnership.

(3)   Effective March 27, 2012, the Partnership sold its limited partnership interest in the Local Limited Partnership to a third party.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned by the Partnership. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2011.

	Real VII	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and Accrued
Partnership	Interest	Interest	Notes	Interest
			(in thousands)
Aristocrat Manor (1)	99.00%	$ 710	$ 2,888	$ --
Bellair Manor Apts. (1)	98.99%	305	267	--
Birch Manor Apts. II	99.56%	258	218	1,229
Bluewater Apts. (1)	99.00%	650	465	--
Ivywood Apts. (1)	98.99%	550	513
Jasper County Prop.	99.00%	128	613
Nantucket Apts. (1)	98.99%	225	76
Newton Apts.	99.00%	185	981
Oak Hill Apts. (1)	98.99%	565	793
Pachuta Apts.	95.00%	85	420	--
Richards Park Apts.	98.99%	275	199	--
Shubuta Properties	99.00%	86	412	--
Tradewinds East (1)	99.00%	850	2,991	--
Yorkview Estates (1)	98.99%	220	218	--
		$ 5,092	$11,054	$ 1,229

(1) REAL VII owns through REA IV

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

The Partnership has a 98.79%, 99.99% and 99.55% ownership interest in Oakwood Park Apartments I, Oakwood Park Apartments II and Birch Manor Apartments I, respectively, which are excluded from the table above, as a result of the Local Limited Partnerships selling their respective investment properties on February 2, 2012, February 2, 2012 and March 9, 2012, respectively.

The Partnership has a 99.00% ownership interest in both Arkansas City Apartments and Oakview Apartments, which are excluded from the table above, as a result of the Partnership selling its limited partnership interests in both Local Limited Partnerships on March 27, 2012.

Item 3.     Legal Proceedings.

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, there were 2,869 registered holders, owning an aggregate of 15,249.5 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

Aimco and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.72% of the outstanding interests at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units inAIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data.

Not applicable.

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

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $1,178,000 and $1,481,000, respectively. All of this cash is on deposit with a financial institution.

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at December 31, 2011 is approximately $15,215,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of seven of the notes.

Management negotiated an extension of the maturity date on one note payable to January 1, 2012. The Partnership entered into an agreement with the non-recourse note holder for the remaining two Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities. Management is attempting to negotiate extensions of the maturity dates on these three notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of those eight Local Limited Partnerships, with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,946,000 at December 31, 2011, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. As discussed below, these five Local Limited Partnerships entered into sale contracts to sell their respective properties to the note holder.   If the remaining sales close, notes payable totaling approximately $2,329,000 and associated accrued interest of approximately $5,946,000 as of December 31, 2011 would be extinguished. The Partnership has no remaining investment balance in these Local Limited Partnerships as of December 31, 2011 and 2010.

On August 8, 2011, Bellair Manor, Oak Hill, Mount Union and Ivywood each entered into separate agreements of sale and purchase to each sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sales of the properties. The Partnership had no investment balance remaining in Bellair Manor, Oak Hill, Mount Union or Ivywood at December 31, 2011 and 2010.

On August 8, 2011, Yorkview entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership expects to receive a distribution from the sale of Yorkview. During the year ended December 31, 2011, the Partnership received a sale deposit of $50,000, which is included in deferred revenue on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data” at December 31, 2011. The Partnership had no investment balance remaining in Yorkview at December 31, 2011 and 2010.

Subsequent to December 31, 2011, Oakwood Park Apartments I, Oakwood Park Apartments II and Birch Manor I each sold their respective investment properties to the holder of non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I, Oakwood Park Apartments II or Birch Manor I as of December 31, 2011 or 2010.

On August 8, 2011, Birch Manor II and Richards Park each entered into a separate agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Birch Manor II or Richards Park at December 31, 2011 and 2010.

Subsequent to December 31, 2011, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. The Partnership had no investment balance remaining in either Arkansas City or Oakview as of December 31, 2011 and 2010.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2011 and 2010.

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

Results of Operations

At December 31, 2011 and 2010, the Partnership holds investments in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen Local Limited Partnerships. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2011 and 2010, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

During the year ended December 31, 2010, the Partnership received operating distributions of approximately $7,000 from Local Limited Partnerships that were recognized as income on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero. The Partnership did not receive any distributions from Local Limited Partnerships during the year ended December 31, 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $23,000 to Clarkwood Apartments I and II to pay for the Local Limited Partnerships’ tax returns.  There were no advances made during the year ended December 31, 2011. The 2010 advances were charged to expense on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to facilitate the sales of the properties owed by Clarkwood Apartments I and II.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $96,000 and $81,000 for the years ended December 31, 2011 and 2010, respectively.  The increase in legal and accounting fees is primarily due to increases in costs associated with negotiating extensions of certain of the notes payable discussed above and professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $19,000 and $20,000 for the years ended December 31, 2011 and 2010, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $180,000 and $202,000 for the years ended December 31, 2011 and 2010, respectively. Management fees decreased due to the sale of the investment property owned by Hampshire House in 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in nineteen VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations – Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VII as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $16,164,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2012

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2011	2010
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	1,178	1,481
Receivables – limited partners	57	40
Total assets	$ 1,235	$ 1,521

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 4,670	$ 4,670
Accrued interest payable, in default	11,494	11,068
Note payable	1,400	1,400
Accrued interest payable	3,721	3,581
Deferred revenue	50	--
Accounts payable and accrued expenses	44	85
Total liabilities	21,379	20,804

Contingencies	--	--

Partners' deficit:
General partners	(526)	(517)
Limited partners	(19,618)	(18,766)
Total partners’ deficit	(20,144)	(19,283)
Total liabilities and partners' deficit	$ 1,235	$ 1,521

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	180	202
General and administrative	19	20
Legal and accounting	96	81
Interest	566	573
Total operating expenses	861	876

Loss from partnership operations	(861)	(876)

Distributions in excess of investment in Local
Limited Partnerships	--	1,070
Advances to Local Limited Partnerships
charged to expense	--	(23)
Net income (loss)	$ (861)	$ 171

Net income (loss) allocated to general partners (1%)	$ (9)	$ 2
Net income (loss) allocated to limited partners (99%)	$ (852)	$ 169

Net income (loss) per limited partnership interest	$(55.70)	$ 11.01

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2009	$(519)	$(18,935)	$(19,454)

Net income for the year ended
December 31, 2010	2	169	171

Partners' deficit, December 31, 2010	(517)	(18,766)	(19,283)

Net loss for the year ended
December 31, 2011	(9)	(852)	(861)

Partners' deficit, December 31, 2011	$ (526)	$(19,618)	$(20,144)

See Accompanying Notes to Consolidated Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED VII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (861)	$ 171
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Advances to Local Limited Partnerships charged to
expense	--	23
Distribution from sale of Local Limited
Partnership property recognized as income	--	(1,063)
Change in accounts:
Receivables – limited partners	(17)	(2)
Accrued interest payable	566	573
Accounts payable and accrued expenses	(41)	(16)
Net cash used in operating activities	(353)	(314)

Cash flows from investing activities:
Deferred sale revenue	50	--
Advances to Local Limited Partnerships	--	(23)
Distribution from sale of Local Limited
Partnership property	--	173
Net cash provided by investingactivities	50	150

Net decrease in cash and cash equivalents	(303)	(164)

Cash and cash equivalents, beginning of year	1,481	1,645

Cash and cash equivalents, end of year	$ 1,178	$ 1,481

Supplemental disclosure of non-cash activity:
Repayment of note payable and accrued interest from sale
of Local Limited Partnership property	$ --	$ 890

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2011 and 2010, the Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $15,215,000 and $14,649,000 at December 31, 2011 and 2010, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Seven of the notes payable have matured and remain unpaid at December 31, 2011.

In connection with the sale of Hampshire House (as discussed in “Note 3 – Investments in and Advances to Local Limited Partnerships”), approximately $890,000 of sale proceeds were used at closing to repay one non-recourse note payable and associated accrued interest during the year ended December 31, 2010.  No such payments were made during the year ended December 31, 2011. As discussed in “Note 4 – Notes Payable”, the Partnership entered into an agreement with the non-recourse note holder for five of the Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,946,000 at December 31, 2011, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. Management negotiated an extension of the maturity date on one note payable to January 1, 2012. The Partnership entered into an agreement with the non-recourse note holder for the remaining two Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities. Management is attempting to negotiate extensions of the maturity dates on these three notes payable.If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnerships to foreclosure.

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

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

Abandonment of Limited Partnership Interests

In 2011 and 2010, the number of Limited Partnership Interests decreased by 48 and 51.5 interests, respectively, due to limited partners abandoning their interests. At December 31, 2011 and 2010, the Partnership had outstanding 15,249.50 and 15,297.50 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Parntership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,297.5 and 15,349 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2011 and 2010 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in eight Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2011, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in nineteen VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The nineteen VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nineteen apartment properties with a total of 1,237 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in eleven Local Limited Partnerships and a general partner interest in REA IV which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in nineteen Local Limited Partnerships as of December 31, 2011. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,237 apartment units at both December 31, 2011 and 2010. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the year ended December 31, 2010, the Partnership received operating distributions of approximately $7,000 from Local Limited Partnerships that were recognized as income on the consolidated statements of operations. The Partnership did not receive any distributions from Local Limited Partnerships during the year ended December 31, 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $23,000 to Clarkwood Apartments I and II to pay for the Local Limited Partnerships’ tax returns. There were no advances made during the year ended December 31, 2011. The 2010 advances were charged to expense on the consolidated statements of operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to facilitate the sales of the properties owned by Clarkwood Apartments I and II.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2011 and 2010.

On August 8, 2011, Bellair Manor, Oak Hill, Mount Union and Ivywood each entered into separate agreements of sale and purchase to each sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sales of the properties. The Partnership had no investment balance remaining in Bellair Manor, Oak Hill, Mount Union or Ivywood at December 31, 2011 and 2010.

On August 8, 2011, Yorkview entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership expects to receive a distribution from the sale of Yorkview. During the year ended December 31, 2011, the Partnership received a sale deposit of $50,000, which is included in deferred revenue on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data” at December 31, 2011. The Partnership had no investment balance remaining in Yorkview at December 31, 2011 and 2010.

Subsequent to December 31, 2011, Oakwood Park Apartments I, Oakwood Park Apartments II and Birch Manor I each sold their respective investment properties to the holder of non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I, Oakwood Park Apartments II or Birch Manor I as of December 31, 2011 or 2010.

On August 8, 2011, Birch Manor II and Richards Park each entered into a separate agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Birch Manor II or Richards Park at December 31, 2011 and 2010.

Subsequent to December 31, 2011, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. The Partnership had no investment balance remaining in either Arkansas City or Oakview as of December 31, 2011 and 2010.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2011 and 2010.

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

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2011 and 2010, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2011 (2011 and 2010 amounts exclude Hampshire House, which sold April 20, 2010, Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor Apartments I, which sold March 9, 2012 and Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interest in the Local Limited Partnerships on March 27, 2012):

CONDENSED COMBINED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIPS

	December 31,
	2011	2010
	(in thousands-unaudited)
Assets:
Land	$ 1,234	$ 1,234
Buildings and improvements, net of accumulated
depreciation of approximately $27,369 and $26,321	7,785	7,332
Other assets	5,550	5,401
Total assets	$14,569	$13,967

Liabilities and Partners' deficit:
Mortgage notes payable	$11,054	$10,981
Notes payable	360	360
Accrued interest on notes payable	869	834
Other liabilities	3,204	3,133
Total liabilities	15,487	15,308

Partners' deficit	(918)	(1,341)
Total liabilities and partners' deficit	$14,569	$13,967

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2011	2010
	(in thousands-unaudited)
Revenues:
Rental and other	$ 7,416	$ 7,234

Expenses:
Depreciation and amortization	1,050	1,007
Interest	444	418
Operating	5,484	5,409
Total expenses	6,978	6,834

Income from continuing operations	$ 438	$ 400

 Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships (in thousands):

				Buildings
				And
		Notes Payable		Related
	Mortgage	and Accrued		Personal		Accumulated
Description	Notes	Interest	Land	Property	Total(2)	Depreciation (2)
Aristocrat Manor	$ 2,888	$ --	$ 265	$ 4,509	$ 4,774	$ 3,230
Bellair Manor Apts.	267	--	153	1,571	1,724	1,418
Birch Manor Apts. II	218	1,229	50	1,405	1,455	1,272
Bluewater Apts.	465	--	130	4,787	4,917	3,677
Ivywood Apts.	513	--	200	2,945	3,145	2,697
Jasper County Prop.	613	--	33	968	1,001	810
Nantucket Apts.	76	--	35	1,485	1,520	1,215
Newton Apts.	981	--	55	1,268	1,323	1,145
Oak Hill Apts.	793	--	76	3,226	3,302	2,844
Pachuta Apts.	420	--	21	641	662	529
Richards Park Apts.	199	--	53	1,426	1,479	1,294
Shubuta Properties	412	--	23	727	750	594
Tradewinds East	2,991	--	118	8,838	8,956	5,534
Yorkview Estates	218	--	22	1,358	1,380	1,110
Total	$11,054	$ 1,229	$1,234	$35,154	$36,388	$27,369

(2)   Reconciliation of real estate and accumulated depreciation (unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 34,887	$ 42,837
Improvements during the year	1,501	1,735
Assets held for sale	--	(5,639)
Disposal of property	--	(4,046)
Balance at end of year	$ 36,388	$ 34,887

	Years Ended December 31,
	2011	2010
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 26,321	$ 32,580
Depreciation expense for the year	1,048	1,159
Assets held for sale	--	(4,064)
Disposal of property	--	(3,354)
Balance at end of year	$ 27,369	$ 26,321

The difference between the investment per the accompanying consolidated balance sheets at December 31, 2011 and 2010 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Note 4 – Notes Payable

Eight of the Partnership's nineteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. The Partnership recognized interest expense of approximately $566,000 and $573,000 for the years ended December, 2011 and 2010, respectively. Accrued interest is approximately $15,215,000 and $14,649,000 as of December 31, 2011 and 2010, respectively. Seven of the eight notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. Seven of the notes payable have matured and remain unpaid at December 31, 2011 and 2010.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of those eight Local Limited Partnerships, with notes payable totaling approximately $2,329,000 and accrued interest of approximately $5,946,000 at December 31, 2011, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the remaining Local Limited Partnerships. As discussed in Note 3, these five Local Limited Partnerships entered into sale contracts to sell their respective properties to the note holder.   If the remaining sales close, notes payable totaling approximately $2,329,000 and associated accrued interest of approximately $5,946,000 as of December 31, 2011 would be extinguished. The Partnership has no remaining investment balance in these Local Limited Partnerships as of December 31, 2011 and 2010.

There were no principal or interest payments made on these notes during the years ended December 31, 2011 or 2010. Management negotiated an extension of the maturity date on one note payable to January 1, 2012. In 2009 and 2010, the Partnership entered into an agreement with the non-recourse note holder for the remaining two Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities.Management is attempting to negotiate extensions of the maturity dates on these three notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

On April 20, 2010, Hampshire House sold its investment property for a sale price of $4,600,000. After payment of closing costs and upon the purchaser’s closing of its financing of the property, the Partnership’s share of distributable proceeds was approximately $1,063,000, which was recognized as a distribution in excess of investment in Local Limited Partnerships during the year ended December 31, 2010. Approximately $890,000 of the proceeds were used at closing to repay the non-recourse note and related accrued interest payable to an affiliate of the purchaser associated with the Partnership’s investment in Hampshire House, and the Partnership received the remaining proceeds of approximately $173,000. The Partnership had no investment balance remaining in Hampshire House as of December 31, 2011 and 2010.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $180,000 and $202,000 for the years ended December 31, 2011 and 2010, respectively.

An affiliate of the Corporate General Partner is the local general partner in fourteen of the Partnership’s nineteen Local Limited Partnerships.

Aimco and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.72% of the outstanding interests at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Note 6 – Income Taxes

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

A reconciliation is as follows (in thousands, except per limited partnership interest data):

	Years Ended December 31,
	2011	2010

Net income (loss) per financial statements	$ (861)	$ 171

Other	512	(51)
Partnership's share of limited local
partnership	1,080	2,643
Income per tax return	$ 731	$ 2,763

Income per limited partnership interest	$ 94.62	$353.35

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

	December 31,
	2011	2010

Net deficit as reported	$(20,144)	$(19,283)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Partnerships	(10,000)	(5,716)
Accrued interest	15,222	11,776
Other	1,574	(856)
Net deficit – Federal tax basis	$ (8,257)	$ (8,988)

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below.  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Name	Age	Position
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)   The General Partners own all of the outstanding general partnership interests of REAL VII.

The following table sets forth certain information regarding limited partnership interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership interests as of December 31, 2011.

Name of Beneficial Owner	Number of Interests	% of Class

AIMCO Properties, L.P.	1,177.58	7.72%
(affiliate of the Corporate General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $180,000 and $202,000 for the years ended December 31, 2011 and 2010, respectively.

An affiliate of the Corporate General Partner is the local general partner in fourteen of the Partnership’s nineteen Local Limited Partnerships.

Aimcoand its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.72% of the outstanding interests at December 31, 2011.  It is possible that Aimcoor its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimcoas its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimcoas its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees. Fees for audit services totaled approximately $33,000 and $35,000 for the years 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $27,000 for both 2011 and 2010.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations - Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 30, 2012
Ernest M. Freedman	President

/s/John Bezzant	Director and Executive Vice	Date: March 30, 2012
John Bezzant	President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2012
Stephen B. Waters	Accounting

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.