Form 10-Q
period 2012-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2012-05-11
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands)

	March 31,	December 31,
	2012	2011
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	1,104	1,178
Receivables – limited partners	57	57
Total assets	$ 1,161	$ 1,235

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 6,070	$ 4,670
Accrued interest payable, in default	15,356	11,494
Note payable	--	1,400
Accrued interest payable	--	3,721
Deferred revenue	50	50
Accounts payable and accrued expenses	42	44
Total liabilities	21,518	21,379

Contingencies	--	--

Partners' deficit:
General partners	(528)	(526)
Limited partners	(19,829)	(19,618)
Total partners’ deficit	(20,357)	(20,144)
Total liabilities and partners' deficit	$ 1,161	$ 1,235

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2012	2011

Revenues:	$ --	$ --

Operating expenses:
Management fees - Corporate General Partner	45	45
General and administrative	5	4
Legal and accounting	25	16
Interest	141	140
Total operating expenses	216	205

Loss from partnership operations	(216)	(205)

Gain on sale of interests in Local Limited Partnerships	3	--

Net loss	$ (213)	$ (205)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	$ (211)	$ (203)

Net loss per limited partnership interest	$(13.84)	$(13.27)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2011	$ (526)	$(19,618)	$(20,144)

Net loss for the three months
ended March 31, 2012	(2)	(211)	(213)

Partners' deficit, March 31, 2012	$ (528)	$(19,829)	$(20,357)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (213)	$ (205)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of interests in Local Limited Partnerships	(3)	--
Change in accounts:
Accrued interest payable	141	140
Accounts payable and accrued expenses	(2)	(67)
Net cash used in operating activities	(77)	(132)

Cash flows provided by investing activities:
Proceeds from sale of interests in Local Limited Partnerships	3	--

Net decrease in cash and cash equivalents	(74)	(132)
Cash and cash equivalents, beginning of period	1,178	1,481

Cash and cash equivalents, end of period	$1,104	$1,349

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming Real Estate Associates Limited VII (the "Partnership” or “Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2012.

Eight of the Partnership's fourteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2012 and December 31, 2011, the Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $15,356,000 and $15,215,000 at March 31, 2012 and December 31, 2011, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All of the notes payable have matured and remain unpaid at March 31, 2012.

No payments were made on the notes payable during the three months ended March 31, 2012 or 2011. As discussed in “Note 4 – Notes Payable”, the Partnership has entered into an agreement with the non-recourse note holder for five of the Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $6,001,000 at March 31, 2012, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by six of the remaining Local Limited Partnerships. The Partnership entered into agreements with the non-recourse note holder for the remaining three Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities. Management is attempting to negotiate extensions of the maturity dates on these three notes payable.If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2011 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at March 31, 2012, and the consolidated results of operations and changes in cash flows for the three months ended March 31, 2012 and 2011, respectively.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both March 31, 2012 and December 31, 2011, the Partnership had outstanding 15,249.5 limited partnership interests.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,249.5 and 15,297.5 for the three months ended March 31, 2012 and 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in fourteen and nineteen VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The fourteen VIEs at March 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of fourteen apartment properties with a total of 1,001 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and December 31, 2011, the Partnership holds limited partnership interests in six and eleven Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in fourteen and nineteen Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 1,001 and 1,237 apartment units at March 31, 2012 and December 31, 2011, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99.56%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2012 and 2011.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2012 and December 31, 2011.

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II as of March 31, 2012 and December 31, 2011.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I as of March 31, 2012 and December 31, 2011.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three months ended March 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview as of March 31, 2012 and December 31, 2011.

On August 8, 2011, Bellair Manor, Mount Union and Ivywood each entered into separate agreements of sale and purchase to each sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sales of the properties. The Partnership had no investment balance remaining in Bellair Manor, Mount Union or Ivywood at March 31, 2012 and December 31, 2011.

On August 8, 2011, Yorkview entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership expects to receive a distribution from the sale of Yorkview. During the third quarter of 2011, the Partnership received a sale deposit of $50,000, which is included in deferred revenue on the consolidated balance sheets at March 31, 2012 and December 31, 2011. The Partnership had no investment balance remaining in Yorkview at March 31, 2012 and December 31, 2011.

On August 8, 2011, Birch Manor II entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Birch Manor II at March 31, 2012 and December 31, 2011.

Subsequentto March 31, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill as of March 31, 2012 and December 31, 2011.

Subsequentto March 31, 2012 Richards Park sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the Purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park as of March 31, 2012 and December 31, 2011.

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

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2012 and 2011 for the Local Limited Partnerships in which the Partnership has invested (2012 and 2011 amounts exclude Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor Apartments I, which sold March 9, 2012, Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interest in the Local Limited Partnerships on March 27, 2012, Oak Hill Apartments which sold April 11, 2012 and Richards Park Apartments which sold on April 17, 2012):

	Three Months Ended
	March 31,
	(in thousands-unaudited)
	2012	2011
Revenues
Rental and other	$ 1,529	$ 1,494

Expenses
Depreciation and amortization	223	214
Interest	111	105
Operating	1,108	1,095
	1,442	1,414
Income from continuing operations	$ 87	$ 80

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

NOTE 4 – NOTES PAYABLE

Eight of the Partnership's fourteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2012and December 31, 2011, the Partnership is obligated on non-recourse notes payable of approximately $6,070,000 bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $141,000 and $140,000 for the three months ended March 31, 2012 and 2011, respectively. Accrued interest is approximately $15,356,000 and $15,215,000 as of March 31, 2012and December 31, 2011, respectively. These notes matured between December 1999 and January 2012. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. All of the notes payable have matured and remain unpaid at March 31, 2012.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of those eight Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $6,001,000 as of March 31, 2012, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the Local Limited Partnerships. As discussed in “Note 3”, three of these Local Limited Partnerships sold their respective investment properties to the note holder during the three months ended March 31, 2012 and two Local limited Partnerships sold their respective investment properties to the note holder subsequent to March 31, 2012. In connection with the sale of Oak Hill, a non-recourse note payable of approximately $590,000 and associated accrued interest of approximately $1,542,000 as of March 31, 2012 was extinguished subsequent to March 31, 2012. If the remaining sales close, notes payable totaling approximately $1,739,000 and associated accrued interest of approximately $4,459,000 as of March 31, 2012 would be extinguished.The Partnership has no remaining investment balance in these Local Limited Partnerships as of March 31, 2012and December 31, 2011. The sales of Oakwood Apartments I, Oakwood Apartments II and Richards Park have no impact on the Partnership’s notes payable outstanding.

There were no principal or interest payments made on these notes during the three months ended March 31, 2012 or 2011. The Partnership entered into agreements with the non-recourse note holder for the remaining three Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities.Management is attempting to negotiate extensions of the maturity dates on these three notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $45,000 for each of the three months ended March 31, 2012 and 2011.

An affiliate of the Corporate General Partner is the local general partner in eleven of the Partnership’s fourteen remaining Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in eight Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable.At March 31, 2012, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $1,104,000 and $1,178,000, respectively. All of this cash is on deposit with a financial institution.

Eight of the Partnership's fourteen remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $6,070,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at March 31, 2012 is approximately $15,356,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of the notes.

The Partnership entered into agreements with the non-recourse note holder for three Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes in order to permit the underlying properties of these Local Limited Partnerships to pursue refinancing of certain indebtedness owed to the respective housing authorities.Management is attempting to negotiate extensions of the maturity dates on these three notes payable. If the negotiations are unsuccessful, the Partnership could lose its investments in the Local Limited Partnerships to foreclosure.

In 2005, the Partnership entered into an agreement with the non-recourse note holder for five of those eight Local Limited Partnerships with notes payable totaling approximately $2,329,000 and accrued interest of approximately $6,001,000 as of March 31, 2012, in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by nine of the Local Limited Partnerships. As discussed below, three of these Local Limited Partnerships sold their respective investment properties to the note holder during the three months ended March 31, 2012 and two Local limited Partnerships sold their respective investment properties to the note holder subsequent to March 31, 2012. In connection with the sale of Oak Hill, a non-recourse note payable of approximately $590,000 and associated accrued interest of approximately $1,542,000 as of March 31, 2012 was extinguished subsequent to March 31, 2012. If the remaining sales close, notes payable totaling approximately $1,739,000 and associated accrued interest of approximately $4,459,000 as of March 31, 2012 would be extinguished.The Partnership has no remaining investment balance in these Local Limited Partnerships as of March 31, 2012and December 31, 2011. The sales of Oakwood Apartments I, Oakwood Apartments II and Richards Park have no impact on the Partnership’s notes payable outstanding.

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II as of March 31, 2012 and December 31, 2011.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I as of March 31, 2012 and December 31, 2011.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three months ended March 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview as of March 31, 2012 and December 31, 2011.

On August 8, 2011, Bellair Manor, Mount Union and Ivywood each entered into separate agreements of sale and purchase to each sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sales of the properties. The Partnership had no investment balance remaining in Bellair Manor, Mount Union or Ivywood at March 31, 2012 and December 31, 2011.

On August 8, 2011, Yorkview entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership expects to receive a distribution from the sale of Yorkview. During the third quarter of 2011, the Partnership received a sale deposit of $50,000, which is included in deferred revenue on the consolidated balance sheets at March 31, 2012 and December 31, 2011. The Partnership had no investment balance remaining in Yorkview at March 31, 2012 and December 31, 2011.

On August 8, 2011, Birch Manor II entered into an agreement of sale and purchase to sell its investment property in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Birch Manor II at March 31, 2012 and December 31, 2011.

Subsequent to March 31, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill as of March 31, 2012 and December 31, 2011.

Subsequentto March 31, 2012 Richards Park sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the Purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park as of March 31, 2012 and December 31, 2011.

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

The unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured between December 1999 and January 2012. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Results of Operations

At March 31, 2012 and December 31, 2011, the Partnership holds investments in six and eleven Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in eight additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in fourteen and nineteen Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2012 and 2011, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the three months ended March 31, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2012 and 2011.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $25,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in legal and accounting fees is primarily due to increases in costs associated with negotiating extensions of certain of the notes payable discussed above and professional expenses associated with the administration of the Partnership.General and administrative expenses were approximately $5,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $45,000 for each of the three months ended March 31, 2012 and 2011.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99.56%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

Aimco and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.72% of the outstanding interests at March 31, 2012. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in fourteen and nineteen VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The fourteen VIEs at March 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of fourteen apartment properties with a total of 1,001 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99.56%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 11, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

REAL ESTATE ASSOCIATES LIMITED VII

EXHIBIT INDEX

Exhibit     Description of Exhibit

3           Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

10.3        Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership by and between Real Estate Associates VII, a California limited partnership, David B. Gibson III, O.L. Puryear and Sons Construction Co. Inc., an Arkansas Corporation, and Southland Properties, Inc., an Arkansas Corporation, dated January 1, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K datedMarch 27, 2012.

10.4        Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership by and between Real Estate Associates VII, a California limited partnership, David B. Gibson III, O.L. Puryear and Sons Construction Co. Inc., an Arkansas Corporation, Professional Counseling Service, Inc., a Tennessee Corporation, and Southland Properties, Inc., an Arkansas Corporation, dated January 1, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K datedMarch 27, 2012.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.