Form 10-Q
period 2012-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2012-08-13
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2012	December 31, 2011
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	1,112	1,178
Receivables – limited partners	57	57
Total assets	$ 1,169	$ 1,235

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 4,463	$ 4,670
Accrued interest payable, in default	11,323	11,494
Note payable	--	1,400
Accrued interest payable	--	3,721
Deferred revenue	--	50
Accounts payable and accrued expenses	27	44
Total liabilities	15,813	21,379

Contingencies	--	--

Partners' deficit:
General partners	(471)	(526)
Limited partners	(14,173)	(19,618)
Total partners’ deficit	(14,644)	(20,144)
Total liabilities and partners' deficit	$ 1,169	$ 1,235

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	45	45	90	90
General and administrative	8	7	13	11
Legal and accounting	45	19	70	35
Interest	111	141	252	281
Total operating expenses	209	212	425	417

Loss from partnership operations	(209)	(212)	(425)	(417)
Gain on sale of interests in Local Limited Partnerships	66	--	69	--
Distribution in excess of investment in Local Limited Partnership	105	--	105	--
Gain on extinguishment of debt	5,751	--	5,751	--
Net income (loss)	$ 5,713	$ (212)	$ 5,500	$ (417)

Net income (loss) allocated to general partners (1%)	$ 57	$ (2)	$ 55	$ (4)
Net income (loss) allocated to limited partners (99%)	$ 5,656	$ (210)	$ 5,445	$ (413)

Net income (loss) per limited partnership interest	$370.90	$(13.73)	$357.06	$(27.00)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' deficit, December 31, 2011	$ (526)	$(19,618)	$(20,144)

Net income for the six months ended June 30, 2012	55	5,445	5,500

Partners' deficit, June 30, 2012	$ (471)	$(14,173)	$(14,644)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 5,500	$ (417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of interests in Local Limited Partnerships	(69)	--
Distribution from sale of Local Limited Partnership property recognized as income	(105)	--
Gain on extinguishment of debt	(5,751)
Changes in accounts:
Receivables – limited partners	--	(17)
Accrued interest payable	252	281
Accounts payable and accrued expenses	(17)	(55)
Net cash used in operating activities	(190)	(208)

Cash flows from investing activities:
Distribution from sale of Local Limited Partnership
property	55	--
Proceeds from sale of interests in Local Limited Partnerships	69	--
Net cash provided by investing activities	124	--

Net decrease in cash and cash equivalents	(66)	(208)
Cash and cash equivalents, beginning of period	1,178	1,481

Cash and cash equivalents, end of period	$ 1,112	$ 1,273

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

Four of the Partnership's five remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2012 and December 31, 2011, the Partnership is obligated for non-recourse notes payable of approximately $4,463,000 and $6,070,000, respectively, to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $11,323,000 and $15,215,000 at June 30, 2012 and December 31, 2011, respectively. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. All of the notes payable have matured and remain unpaid at June 30, 2012.

No payments were made on the notes payable during the six months ended June 30, 2012 or 2011. As discussed in “Note 4 – Notes Payable”, the holder of the non-recourse notes payable collateralized by the Partnership’s investment in four Local Limited Partnerships purchased the projects owned by these Local Limited Partnerships, which resulted in the extinguishment of notes payable of approximately $1,607,000 and accrued interest of approximately $4,144,000 during the six months ended June 30, 2012. In addition, the Partnership has an agreement with the holder of the non-recourse note payable collateralized by the Partnership’s investment in Ivywood Apartments, in which the note holder agreed to forebear taking any action under this note pending the purchase by the note holder of the project owned by this Local Limited Partnership. At June 30, 2012, the outstanding balance of this note payable and the associated accrued interest were approximately $722,000 and $1,885,000, respectively. The Partnership has agreements with the non-recourse note holder for the remaining three notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.  The sales are expected to close during 2013.

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

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the consolidated financial position of the Partnership at June 30, 2012, and the consolidated results of operations and changes in cash flows for the six months ended June 30, 2012 and 2011, respectively.

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

At both June 30, 2012 and December 31, 2011, the Partnership had outstanding 15,249.5 limited partnership interests.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,249.5 and 15,297.5 for the three and six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in 5 and 19 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 527 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and December 31, 2011, the Partnership holds limited partnership interests in 1 and 11 Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in 4 and 8 additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 5 and 19 Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 527 and 1,237 apartment units at June 30, 2012 and December 31, 2011, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98.99% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the six months ended June 30, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the six months ended June 30, 2012 and 2011.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2012 and December 31, 2011.

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II at the date of the sale and December 31, 2011.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I at the date of the sale and December 31, 2011.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the six months ended June 30, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment and December 31, 2011.

On April 11, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill at the date of the sale and December 31, 2011.

On April 17, 2012 Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale and December 31, 2011.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received during the third quarter of 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale and December 31, 2011.

On May 11, 2012, Mount Union sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Mount Union at the date of the sale and December 31, 2011.

On May 16, 2012, Birch Manor II sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor II at the date of the sale and December 31, 2011.

On May 17, 2012, Bellair Manor sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Bellair Manor at the date of the sale and December 31, 2011.

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment and December 31, 2011.

On August 8, 2011, Ivywood entered into an agreement of sale and purchase to sell its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property, which is expected to close during the third quarter of 2012. The Partnership had no investment balance remaining in Ivywood at June 30, 2012 and December 31, 2011.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. The Local Operating General Partner conducted mediation with the lender in June 2010. The mortgage lender was unwilling to write down or restructure the debt, but did agree to give the Local Operating General Partner additional time to complete a sale of the property. The Partnership has agreed to assign its limited partner interest to the Local Operating General Partner, which is expected to close during the third quarter of 2012.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2012 and 2011 for the Local Limited Partnerships in which the Partnership has invested (2012 and 2011 amounts exclude Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor Apartments I, which sold March 9, 2012, Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interest in the Local Limited Partnerships on March 27, 2012, Oak Hill Apartments, which sold April 11, 2012, Richards Park Apartments, which sold on April 17, 2012, Yorkview Estates and Mount Union Apartments, which sold May 11, 2012, Birch Manor Apartments II, which sold May 16, 2012, Bellair Manor, which sold May 17, 2012 and Jasper County Properties, Pachuta and Shubuta Properties, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on May 23, 2012):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues
Rental and other	$ 854	$ 1,160	$ 1,871	$ 2,159

Expenses
Depreciation and amortization	165	161	330	323
Interest	91	84	182	168
Operating	673	739	1,397	1,447
	929	984	1,909	1,938
Income (loss) from continuing operations	$ (75)	$ 176	$ (38)	$ 221

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

NOTE 4 - NOTES PAYABLE

Four of the Partnership's five remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2012 and December 31, 2011, the Partnership is obligated on non-recourse notes payable of approximately $4,463,000 and $6,070,000, respectively, bearing interest at 9.5 to 10 percent, to the sellers of the partnership interests. The Partnership recognized interest expense of approximately $252,000 and $281,000 for the six months ended June 30, 2012 and 2011, respectively. Accrued interest is approximately $11,323,000 and $15,215,000 as of June 30, 2012 and December 31, 2011, respectively. These notes matured between December 1999 and January 2012. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. All of the notes payable have matured and remain unpaid at June 30, 2012.

In 2005, the Partnership entered into an agreement with the holder of the non-recourse notes payable collateralized by the Partnership’s investment in five Local Limited Partnerships in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. As discussed in “Note 3”, nine of these Local Limited Partnerships sold their respective investment properties to the note holder during the six months ended June 30, 2012. In connection with these sales, non-recourse notes payable of approximately $1,607,000 and associated accrued interest of approximately $4,144,000 was extinguished. If the remaining sale closes, a note payable totaling approximately $722,000 and associated accrued interest of approximately $1,885,000 as of June 30, 2012 would be extinguished. The Partnership has no remaining investment balance in this Local Limited Partnership as of June 30, 2012 and December 31, 2011. The sales of Oakwood Park Apartments I, Oakwood Park Apartments II, Richards Park, Birch Manor I and Birch Manor II had no impact on the Partnership’s notes payable outstanding.

There were no principal or interest payments made on these notes during the six months ended June 30, 2012 or 2011. The Partnership has agreements with the non-recourse note holder for the remaining three notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.  The sales are expected to close during 2013.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $90,000 for each of the six months ended June 30, 2012 and 2011.

An affiliate of the Corporate General Partner is the local general partner in two of the Partnership’s five remaining Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in four Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At June 30, 2012, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of June 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $1,112,000 and $1,178,000, respectively. All of this cash is on deposit with a financial institution.

Four of the Partnership's five remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $4,463,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest at June 30, 2012 is approximately $11,323,000. These obligations and the related interest are collateralized by the Partnership's investment in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of the notes.

The Partnership has agreements with the non-recourse note holder for three notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.  The sales are expected to close during 2013.

In 2005, the Partnership entered into an agreement with the holder of the non-recourse notes payable collateralized by the Partnership’s investment in five Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. As discussed below, nine of these Local Limited Partnerships sold their respective investment properties to the note holder during the six months ended June 30, 2012. In connection with these sales, non-recourse notes payable of approximately $1,607,000 and associated accrued interest of approximately $4,144,000 was extinguished. If the remaining sale closes, a note payable totaling approximately $722,000 and associated accrued interest of approximately $1,885,000 as of June 30, 2012 would be extinguished. The Partnership has no remaining investment balance in this Local Limited Partnership as of June 30, 2012 and December 31, 2011. The sales of Oakwood Apartments I, Oakwood Apartments II, Richards Park, Birch Manor I and Birch Manor II had no impact on the Partnership’s notes payable outstanding.

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II at the date of the sale and December 31, 2011.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I at the date of the sale and December 31, 2011.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the six months ended June 30, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment and December 31, 2011.

On April 11, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill at the date of the sale and December 31, 2011.

On April 17, 2012 Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale and December 31, 2011.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received during the third quarter of 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale and December 31, 2011.

On May 11, 2012, Mount Union sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Mount Union at the date of the sale and December 31, 2011.

On May 16, 2012, Birch Manor II sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor II at the date of the sale and December 31, 2011.

On May 17, 2012, Bellair Manor sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Bellair Manor at the date of the sale and December 31, 2011.

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment and December 31, 2011.

On August 8, 2011, Ivywood entered into an agreement of sale and purchase to sell its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership does not expect to receive any proceeds from the sale of the property, which is expected to close during the third quarter of 2012. The Partnership had no investment balance remaining in Ivywood at June 30, 2012 and December 31, 2011.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. The Local Operating General Partner conducted mediation with the lender in June 2010. The mortgage lender was unwilling to write down or restructure the debt, but did agree to give the Local Operating General Partner additional time to complete a sale of the property. The Partnership has agreed to assign its limited partner interest to the Local Operating General Partner, which is expected to close during the third quarter of 2012.

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

Results of Operations

At June 30, 2012 and December 31, 2011, the Partnership holds investments in one and eleven Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in four and eight additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in five and nineteen Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three and six months ended June 30, 2012 and 2011, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the six months ended June 30, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the six months ended June 30, 2012 and 2011.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $45,000 and $19,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $70,000 and $35,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in legal and accounting fees for both periods is primarily due to increases in costs associated with negotiating extensions of certain of the notes payable discussed above and costs associated with the sale of partnership interests discussed above. General and administrative expenses were approximately $8,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $13,000 and $11,000 for the six months ended June 30, 2012 and 2011, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $45,000 for each of the three months ended June 30, 2012 and 2011 and approximately $90,000 for each of the six months ended June 30, 2012 and 2011.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 98.99% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

Aimco and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.72% of the outstanding interests at June 30, 2012. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in five and nineteen VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 527 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 98.99% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: August 13, 2012	By: /s/Stephen B. Waters
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

10.5        Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Jasper County Properties, Ltd. by and between Real Estate Associates Limited VII, a California limited partnership, Herbert B. Ivison, Jr., and H.I. Family, LLC, a Mississippi limited liability company, dated May 21, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 23, 2012.

10.6        Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Pachuta, Ltd. by and between Real Estate Associates Limited VII, a California limited partnership, Herbert B. Ivison, Jr., and H.I. Family, LLC, a Mississippi limited liability company, dated May 21, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 23, 2012.

10.7        Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Shubuta Properties, Ltd. by and between Real Estate Associates Limited VII, a California limited partnership, Herbert B. Ivison, Jr., and H.I. Family, LLC, a Mississippi limited liability company, dated May 21, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 23, 2012.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.