Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2013-04-12
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13810

REAL ESTATE ASSOCIATES LIMITED VII

(Exact name of registrant as specified in its charter)

California	95-3290316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive

Greenville, South Carolina  29615

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The general partners of the Partnership are National Partnership Investments, LLC ("NAPICO" or the “General Partner”), a California limited liability company and National Partnership Investments Associates II, a California limited partnership. The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

The Partnership holds a limited partnership interest in one local limited partnership as of December 31, 2012. The Partnership also holds a general partner interest in Real Estate Associates IV (“REA IV”) which, in turn, holds limited partnership interests in two additional local limited partnerships as of December 31, 2012; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in three local limited partnerships (the “Local Limited Partnership”) as of December 31, 2012. Ten Local Limited Partnerships sold their investment properties, and the Partnership sold its interest in six Local Limited Partnerships during 2012. The other general partner of REA IV is NAPICO. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or is insured by agencies of the Federal or local government.

The partnerships in which REAL VII has invested principally are existing Local Limited Partnerships.  The Partnership became the limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local Limited Partnership's general partners who are often the original project developers.  In certain other cases, the Partnership invested in newly formed Local Limited Partnerships which, in turn, acquired the projects.  As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment.  The local general partner of the Local Limited Partnership retains the responsibility of maintaining, operating and managing the property owned by the Local Limited Partnership.  Under certain circumstances of default, the Partnership has the right to replace the local general partner of the Local Limited Partnerships, but otherwise does not have control of sale, refinancing, etc.

Although each of the partnerships in which REAL VII has invested will generally own a project that must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees.  Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors.

Not applicable.

Item 2.     Properties.

During 2012, the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2012, of the projects owned by Local Limited Partnerships in which the Partnership, either directly or indirectly through REA IV, has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                         IN WHICH REAL VII HAS AN INVESTMENT

                                  DECEMBER 31, 2012

			Units
			Authorized
			for Rental
			Assistance
		Financed,	Under	Occupancy
		Insured	or Other Rent	Percentage
		and	Supplement	for the Years Ended
	Number of	Subsidized	Program	December 31,
Property Name and Location	Units	Under	Section 8 (B)	2012	2011

Bluewater Apts.
Port Huron, MI	116	(A)	--	88%	90%

Newton Apts.
Newton, MS	36	(C)	--	92%	86%

Tradewinds East
Essexville, MI	150	(A)	30	94%	93%

TOTALS	302		30

(A)   The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)   The mortgage is insured by USDA, Rural Development.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests owned by the Partnership. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2012.

	Real VII	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
			(in thousands)
Bluewater Apts. (1)	99.00%	$ 650	$ 302
Newton Apts.	99.00%	185	981
Tradewinds East (1)	99.00%	850	2,810
		$ 1,685	$4,093

(1) REAL VII owns through REA IV

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

Item 3.     Legal Proceedings.

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2012, there were 2,854 registered holders, owning an aggregate of 15,185.50 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

Bethesda and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership representing 7.75% of the outstanding interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional Limited Partnership Interests in the Partnership,either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a Local Limited Partnership property or the sale of the Partnership’s interest in a Local Limited Partnership. The General Partner has determined that its cash and cash equivalents are to be reserved to fund Partnership reserves and operating expenses.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $992,000 and $1,178,000, respectively. All of this cash is on deposit with a financial institution.

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. Total outstanding accrued interest at December 31, 2012 was approximately $5,750,000. These obligations and the related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Accrued but unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of the notes. However, the Partnership has agreements with the non-recourse note holder for the notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.

In 2005, the Partnership entered into an agreement with the holder of the non-recourse notes payable collateralized by the Partnership’s investment in five Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. As discussed below, these ten Local Limited Partnerships sold their respective investment properties to the note holder during the year ended December 31, 2012. In connection with these sales, non-recourse notes payable of approximately $2,329,000 and associated accrued interest of approximately $6,036,000 were extinguished. The sales of Oakwood Park Apartments I, Oakwood Park Apartments II, Richards Park, Birch Manor I and Birch Manor II had no impact on the Partnership’s notes payable outstanding.

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

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the year ended December 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment and December 31, 2011.

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

On April 17, 2012, Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale and December 31, 2011.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received as a deposit during the year ended December 31, 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale and December 31, 2011.

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

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment and December 31, 2011.

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

On October 29, 2012, the Partnership assigned its limited partnership interest in Aristocrat Manor to an affiliate of the Local Operating General Partner for $5,000 and the assumption of the non-recourse note payable by an affiliate of the Local Operating General Partner. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Aristocrat Manor at the date of the assignment and December 31, 2011. In connection with the sale, the Partnership’s non-recourse note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 were extinguished.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. The Local Operating General Partner conducted mediation with the lender in June 2010. The mortgage lender was unwilling to write down or restructure the debt, but did agree to give the Local Operating General Partner additional time to complete a sale of the property. The Partnership has agreed to assign its general and limited partner interests to the property’s managing agent, which is expected to close during the second quarter of 2013.

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

Results of Operations

At December 31, 2012 and 2011, the Partnership held investments in one and eleven Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, held limited partnership interests in two and eight additional Local Limited Partnerships, respectively; therefore, the Partnership held interests, either directly or indirectly through REA IV, in three and nineteen Local Limited Partnerships, respectively.  The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2012 and 2011, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the years ended December 31, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense.  During the year ended December 31, 2012, the Partnership advanced approximately $41,000 to six Local Limited Partnerships, Oakwood Park Apartments I, Oakwood Park Apartments II, Birch Manor I, Birch Manor II, Richards Park and Ivywood, to fund tax payments associated with the sales of the underlying properties.  These amounts are included in advances made to Local Limited Partnerships recognized as expense for the year ended December 31, 2012.  There were no advances made during the year ended December 31, 2011.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $112,000 and $96,000 for the years ended December 31, 2012 and 2011, respectively.  The increase in legal and accounting fees is primarily due to increases in costs associated with the sale of partnership interests discussed above.  General and administrative expenses were approximately $25,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $180,000 for each of the years ended December 31, 2012 and 2011.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multifamily Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”), provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in three and nineteen VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 302 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from all of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 8.     Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations – Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheets of Real Estate Associates Limited VII as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses.  In addition, notes payable and related accrued interest totaling approximately $8,091,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

April 12, 2013

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2012	2011
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	992	1,178
Receivables – limited partners	57	57
Total assets	$ 1,049	$ 1,235

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 2,341	$ 4,670
Accrued interest payable, in default	5,750	11,494
Note payable	--	1,400
Accrued interest payable	--	3,721
Deferred revenue	--	50
Accounts payable and accrued expenses	87	44
Total liabilities	8,178	21,379

Contingencies	--	--

Partners' deficit:
General partners	(396)	(526)
Limited partners	(6,733)	(19,618)
Total partners’ deficit	(7,129)	(20,144)
Total liabilities and partners' deficit	$ 1,049	$ 1,235

See Accompanying Notes to Consolidated Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED VII

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2012	2011

Revenues:	$ --	$ --

Operating expenses:
Management fees – General Partner	180	180
General and administrative	25	19
Legal and accounting	112	96
Interest	408	566
Total operating expenses	725	861

Loss from partnership operations	(725)	(861)

Gain on sale of interests in Local Limited Partnerships	74	--
Distribution in excess of investment in Local
Limited Partnership	105	--
Advances to Local Limited Partnerships recognized as
expense	(41)	--
Gain on extinguishment of debt	13,602	--
Net income (loss)	$13,015	$ (861)

Net income (loss) allocated to general partners (1%)	$ 130	$ (9)
Net income (loss) allocated to limited partners (99%)	$12,885	$ (852)

Net income (loss) per limited partnership interest	$844.95	$(55.70)

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2010	$(517)	$(18,766)	$(19,283)

Net income (loss) for the year ended
December 31, 2011	(9)	(852)	(861)

Partners' deficit, December 31, 2011	(526)	(19,618)	(20,144)

Net income (loss) for the year ended
December 31, 2012	130	12,885	13,015

Partners' deficit, December 31, 2012	$ (396)	$ (6,733)	$ (7,129)

See Accompanying Notes to Consolidated Financial Statements

                         REAL ESTATE ASSOCIATES LIMITED VII

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,015	$ (861)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain on sale of interests in Local Limited Partnerships	(74)	--
Distribution from sale of Local Limited Partnership
property recognized as income	(105)	--
Gain on extinguishment of debt	(13,602)	--
Change in accounts:
Receivables – limited partners	--	(17)
Accrued interest payable	408	566
Accounts payable and accrued expenses	43	(41)
Net cash used in operating activities	(315)	(353)

Cash flows from investing activities:
Proceeds from sale of interests in Local Limited
Partnerships	74	--
Distribution from sale of Local Limited
Partnership property	55	50
Net cash provided by investing activities	129	50

Net decrease in cash and cash equivalents	(186)	(303)

Cash and cash equivalents, beginning of the year	1,178	1,481

Cash and cash equivalents, end of the year	$ 992	$ 1,178

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2012, the Partnership is obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest is approximately $5,750,000 at December 31, 2012. These obligations and the related interest are collateralized by the Partnership's investments in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Both of the notes payable have matured and remain unpaid at December 31, 2012.

No payments were made on the notes payable during the year ended December 31, 2012. As discussed in “Note 4 – Notes Payable”, the Partnership has agreements with the non-recourse note holder for the two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. These sales are expected to close during 2013.

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

Note 2 - Organization and Summary of Significant Accounting Policies

Organization

The Partnership was formed under the California Limited Partnership Act on May 24, 1983.  The Partnership was formed to invest primarily in other limited partnerships or joint ventures which own and operate primarily federal, state or local government-assisted housing projects.  The general partners of the Partnership are National Partnership Investments, LLC ("NAPICO or “General Partner"), a California limited liability company and National Partnership Investments Associates II, a California limited partnership. The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2012 and 2011.

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

Method of Accounting for Investments in Local Limited Partnership

The investments in Local Limited Partnerships are accounted for using the equity method.

Abandonment of Limited Partnership Interests

In 2012 and 2011, the number of Limited Partnership Interests decreased by 64 and 48 interests, respectively, due to limited partners abandoning their interests. At December 31, 2012 and 2011, the Partnership had outstanding 15,185.50 and 15,249.50 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,249.50 and 15,297.50 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 and 2011 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in two Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2012, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 3 and 19 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 3 VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 3 apartment properties with a total of 302 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 1 and 11 Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in 2 and 8 additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in  3   and 19 Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO.  The Local Limited Partnerships own residential low income rental projects consisting of 302 and 1,237 apartment units at December 31, 2012 and 2011, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the years ended December 31, 2012 and 2011.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense.  During the year ended December 31, 2012, the Partnership advanced approximately $41,000 to six Local Limited Partnerships, Oakwood Park Apartments I, Oakwood Park Apartments II, Birch Manor I, Birch Manor II, Richards Park and Ivywood, to fund tax payments associated with the sales of the underlying properties.  These amounts are included in advances made to Local Limited Partnerships recognized as expense for the year ended December 31, 2012.  There were no advances made during the year ended December 31, 2011.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2012 and 2011.

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

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the year ended December 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment and December 31, 2011.

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

On April 17, 2012, Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale and December 31, 2011.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 4”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received as a deposit during the year ended December 31, 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale and December 31, 2011.

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

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment and December 31, 2011.

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

On October 29, 2012, the Partnership assigned its limited partnership interest in Aristocrat Manor to an affiliate of the Local Operating General Partner for $5,000 and the assumption of the non-recourse note payable (as discussed in “Note 4”) by an affiliate of the Local Operating General Partner. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Aristocrat Manor at the date of the assignment and December 31, 2011.  In connection with the sale, the Partnership’s non-recourse note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 were extinguished.

In August 2007, the mortgage lender for the mortgage encumbering Newton Apartments sent notice accelerating the debt.  The Local Operating General Partner requested that the lender restructure or write down the debt. The Local Operating General Partner conducted mediation with the lender in June 2010. The mortgage lender was unwilling to write down or restructure the debt, but did agree to give the Local Operating General Partner additional time to complete a sale of the property. The Partnership has agreed to assign its general and limited partner interests to the property’s managing agent, which is expected to close during the second quarter of 2013.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2012 and 2011, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2012 (2012 and 2011 amounts exclude Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor I Apartments, which sold March 9, 2012, Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on March 27, 2012, Oak Hill Apartments, which sold April 11, 2012, Richards Park Apartments, which sold on April 17, 2012, Yorkview Estates and Mount Union Apartments, which sold May 11, 2012, Birch Manor Apartments II, which sold May 16, 2012, Bellair Manor, which sold May 17, 2012, Jasper County Properties, Pachuta and Shubuta Properties, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on May 23, 2012, Ivywood, which sold August 14, 2012 and Aristocrat Manor, due to the assignment of the Partnership’s interest in the Local Limited Partnership on October 29, 2012):

CONDENSED COMBINED BALANCE SHEETS OF THE LOCAL LIMITED PARTNERSHIPS
	December 31,
	2012	2011
	(in thousands-unaudited)
Assets:
Land	$ 303	$ 303
Buildings and improvements	15,160	14,893
Accumulated depreciation	(10,841)	(10,356)
Other assets	3,305	3,264
Total assets	$ 7,927	$ 8,104

Liabilities and Partners' Equity:
Mortgage notes payable	$ 4,093	$ 4,437
Other liabilities	1,204	1,142
Total liabilities	5,297	5,579

Partners' equity	2,630	2,525
Total liabilities and partners' equity	$ 7,927	$ 8,104

CONDENSED COMBINED RESULTS OF OPERATIONS OF THE LOCAL LIMITED PARTNERSHIPS

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands-unaudited)
Revenues:
Rental and other	$ 2,207	$ 2,193

Expenses
Depreciation and amortization	485	401
Interest	199	215
Operating	1,404	1,456
Total expenses	2,088	2,072
Income from continuing operations	$ 119	$ 121

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships (in thousands):

Description	Mortgage Notes	Land	Buildings and Related Personal Property	Total(2)	Accumulated Depreciation (2)
Bluewater Apts.	$ 302	$ 130	$ 5,043	$ 5,173	$ 3,827
Newton Apts.	981	55	1,279	1,334	1,160
Tradewinds East	2,810	118	8,838	8,956	5,854
Total	$ 4,093	$ 303	$15,160	$15,463	$10,841

(2) Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2012	2011
	(in thousands-unaudited)
Real Estate

Balance at beginning of year	$ 36,388	$ 34,887
Improvements during the year	267	1,501
Disposal of property	(21,192)	--
Balance at end of year	$ 15,463	$ 36,388

(2) Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2012	2011
	(in thousands-unaudited)
Accumulated Depreciation

Balance at beginning of year	$ 27,369	$ 26,321
Depreciation expense for the year	485	1,048
Disposal of property	(17,013)	--
Balance at end of year	$ 10,841	$ 27,369

The difference between the investment per the accompanying consolidated balance sheets at December 31, 2012 and 2011 and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multifamily Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 4 – Notes Payable

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2012 and 2011, the Partnership is obligated for non-recourse notes payable of approximately $2,341,000 and $6,070,000, respectively, to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent annually. The Partnership recognized interest expense of approximately $408,000 and $566,000 for the years ended December 31, 2012 and 2011, respectively. Accrued interest is approximately $5,750,000 and $15,215,000 as of December 31, 2012 and 2011, respectively. These notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes.  Unpaid interest was due at maturity of the notes. Both of the notes payable have matured and remain unpaid at December 31, 2012.

In 2005, the Partnership entered into an agreement with the holder of the non-recourse notes payable collateralized by the Partnership’s investment in five Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. As discussed in “Note 3”, these ten Local Limited Partnerships sold their respective investment properties to the note holder during the year ended December 31, 2012. In connection with these sales, non-recourse notes payable of approximately $2,329,000 and associated accrued interest of approximately $6,036,000 were extinguished. The sales of Oakwood Park Apartments I, Oakwood Park Apartments II, Richards Park, Birch Manor I and Birch Manor II had no impact on the Partnership’s notes payable outstanding.

As discussed in “Note 3”, the holder of one non-recourse note payable extinguished the note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 in connection with the Partnership’s sale of its limited Partnership interest in Aristocrat Manor to the local general partner of this Local Limited Partnership.

There were no principal or interest payments made on these notes during the years ended December 31, 2012 or 2011. The Partnership has agreements with the non-recourse note holder for the remaining two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. These sales are expected to close during 2013.

Note 5 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $180,000 for each of the years ended December 31, 2012 and 2011.

An affiliate of the General Partner is the local general partner in one of the Partnership’s three remaining Local Limited Partnerships.

Bethesda and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.75% of the outstanding interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation is as follows (in thousands, except per limited partnership interest data):
	Years Ended December 31,
	2012	2011

Net income (loss) per financial statements	$ 13,015	$ (861)

Other	458	512
Gain on sale of interests in Local Limited Partnerships	2,462	--
Gain on extinguishment of debt	(13,609)	--
Partnership’s share of Local Limited Partnership	7,890	1,080
Net income per tax return	$ 10,216	$ 731

Net income per limited partnership interest	$ 1,305.32	$ 94.62

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (liabilities) (in thousands):

	December 31,
	2012	2011

Net deficit as reported	$ (7,129)	$(20,144)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Local Limited Partnerships	(1,797)	(10,000)
Accrued interest	5,808	15,222
Other	(15)	1,574
Net asset (deficit) – Federal tax basis	$ 1,958	$ (8,257)

Note 7 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Real Estate Associates Limited VII (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.    Executive Compensation.

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)   The general partners own all of the outstanding general partnership interests of the Partnership.

The following table sets forth certain information regarding Limited Partnership Interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s Limited Partnership Interests as of December 31, 2012.

Name of Beneficial Owner	Number of Interests	% of Class

Bethesda Holdings II, LLC	1,177.58	7.75%

(b)   None of the officers of the General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $180,000 for each the years ended December 31, 2012 and 2011.

An affiliate of the General Partner is the local general partner in one of the Partnership’s three remaining Local Limited Partnerships.

Bethesda and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.75% of the outstanding interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $33,000 for the years 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $24,000 and $27,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)     The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations - Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)     Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments, LLC
General Partner

Date: April 12, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 12, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 12, 2013
Brian Flaherty

/s/Edward Schmidt	Chief Accounting Officer	Date: April 12, 2013
Edward Schmidt

                         REAL ESTATE ASSOCIATES LIMITED VII

                                    EXHIBIT INDEX

Exhibit     Description of Exhibit

3           Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

10.3        Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership by and between Real Estate Associates VII, a California limited partnership, David B. Gibson III, O.L. Puryear and Sons Construction Co. Inc., an Arkansas Corporation, and Southland Properties, Inc., an Arkansas Corporation, dated January 1, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 27, 2012.

10.4        Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership by and between Real Estate Associates VII, a California limited partnership, David B. Gibson III, O.L. Puryear and Sons Construction Co. Inc., an Arkansas Corporation, Professional Counseling Service, Inc., a Tennessee Corporation, and Southland Properties, Inc., an Arkansas Corporation, dated January 1, 2012, incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 27, 2012.

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

14          Code of Ethics of Real Estate Associates Limited VII.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.