Form 10-Q
period 2013-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2013-05-13
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2013	2012

Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	975	992
Receivables – limited partners	57	57
Total assets	$ 1,032	$ 1,049

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 2,341	$ 2,341
Accrued interest payable, in default	5,800	5,750
Accounts payable and accrued expenses	101	87
Total liabilities	8,242	8,178

Contingencies	--	--

Partners' deficit:
General partners	(397)	(396)
Limited partners	(6,813)	(6,733)
Total partners’ deficit	(7,210)	(7,129)
Total liabilities and partners' deficit	$ 1,032	$ 1,049

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:	$ --	$ --

Operating Expenses:
Management fees - General Partner	12	45
General and administrative	--	5
Legal and accounting	19	25
Interest	50	141
Total operating expenses	81	216

Loss from partnership operations	(81)	(216)

Gain on sale of interests in Local Limited
Partnerships	--	3

Net loss	$ (81)	$ (213)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	$ (80)	$ (211)

Net loss per limited partnership interest	$ (5.27)	$(13.84)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2012	$ (396)	$ (6,733)	$ (7,129)

Net loss for the three months
ended March 31, 2013	(1)	(80)	(81)

Partners' deficit, March 31, 2013	$ (397)	$ (6,813)	$ (7,210)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (81)	$ (213)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on sale of interests in Local Limited Partnerships	--	(3)
Changes in accounts:
Accrued interest payable	50	141
Accounts payable and accrued expenses	14	(2)
Net cash used in operating activities	(17)	(77)

Cash flows provided by investing activities:
Proceeds from sale of interests in Local Limited Partnerships	--	3

Net decrease in cash and cash equivalents	(17)	(74)
Cash and cash equivalents, beginning of period	992	1,178

Cash and cash equivalents, end of period	$ 975	$ 1,104

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

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of March 31, 2013, the Partnership is obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. Total outstanding accrued interest is approximately $5,800,000 at March 31, 2013. These obligations and the related interest are collateralized by the Partnership's investments in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Both of the notes payable have matured and remain unpaid at March 31, 2013.

No payments were made on the notes payable during the three months ended March 31, 2013 or 2012. As discussed in “Note 4 – Notes Payable”, the Partnership has agreements with the non-recourse note holder for the two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. Subsequent to March 31, 2013, the Partnership sold its interest in one of these Local Limited Partnerships to the local general partner of the Local Limited Partnership in exchange for the cancellation and extinguishment of two of the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 as of March 31, 2013 (as discussed in “Note 4”).  The other sale is expected to close during 2013.

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2012 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners collectively share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments.  The general partners of the Partnership are National Partnership Investments, LLC ("NAPICO or “General Partner"), a California limited liability company, and National Partnership Investments Associates II, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At both March 31, 2013 and December 31, 2012, the Partnership had outstanding 15,185.5 limited partnership interests.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,185.5 and 15,249.5 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in 3 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 3 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 3 apartment properties with a total of 302 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and December 31, 2012, the Partnership holds a limited partnership interest in 1 Local Limited Partnership and a general partner interest in REA IV which, in turn, holds limited partnership interests in 2 additional Local Limited Partnerships; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in 3 Local Limited Partnerships. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 302 apartment units at March 31, 2013 and December 31, 2012. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the three months ended March 31, 2013 and 2012.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2013 and 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2013 and December 31, 2012.

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II at the date of the sale.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I at the date of the sale.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three months ended March 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of two non-recourse notes payable (as discussed in “Note 4”) by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at March 31, 2013 and December 31, 2012.  In connection with the sale, the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 as of March 31, 2013 were extinguished.

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

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has invested (2012 amounts exclude Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor Apartments I, which sold March 9, 2012, Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on March 27, 2012, Oak Hill Apartments, which sold April 11, 2012, Richards Park Apartments, which sold April 17, 2012, Yorkview Estates and Mount Union Apartments, which sold May 11, 2012, Birch Manor Apartments II, which sold May 16, 2012, Bellair Manor, which sold May 17, 2012, Jasper County Properties, Pachuta and Shubuta Properties, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on May 23, 2012, Ivywood, which sold August 14, 2012 and Aristocrat Manor, due to the assignment of the Partnership’s interest in the Local Limited Partnership on October 29, 2012):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues:
Rental and other	$ 552	$ 548

Expenses
Depreciation and amortization	121	100
Interest	50	54
Operating	351	364
	522	518
Income from continuing operations	$ 30	$ 30

Note 4 – NOTES PAYABLE

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of both March 31, 2013 and December 31, 2012, the Partnership is obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. The Partnership recognized interest expense of approximately $50,000 and $141,000 for the three months ended March 31, 2013 and 2012, respectively. Accrued interest is approximately $5,800,000 and $5,750,000 as of March 31, 2013 and December 31, 2012, respectively. These notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Both of the notes payable have matured and remain unpaid at March 31, 2013.

In 2005, the Partnership entered into an agreement with the holder of the non-recourse notes payable collateralized by the Partnership’s investment in five Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder of a series of projects including the properties owned by ten of the Local Limited Partnerships. These ten Local Limited Partnerships sold their respective investment properties to the note holder during 2012. In connection with these sales, non-recourse notes payable of approximately $2,329,000 and associated accrued interest of approximately $6,036,000 were extinguished during the second and third quarters of 2012. The sales of Oakwood Park Apartments I, Oakwood Park Apartments II, Richards Park, Birch Manor I and Birch Manor II had no impact on the Partnership’s notes payable outstanding.

The holder of one non-recourse note payable extinguished the note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 during the fourth quarter of 2012 in connection with the Partnership’s sale of its limited Partnership interest in Aristocrat Manor to the local general partner of this Local Limited Partnership.

There were no principal or interest payments made on these notes during the three months ended March 31, 2013 or 2012. The Partnership has agreements with the non-recourse note holder for the remaining two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.  As discussed in “Note 3”, the holder of two non-recourse notes payable cancelled and extinguished the notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 at March 31, 2013 in connection with the Partnership’s sale of its limited partnership interest in Bluewater to the local general partner of this Local Limited Partnership.  The other sale is expected to close during 2013.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $12,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

An affiliate of the General Partner is the local general partner in one of the Partnership’s three remaining Local Limited Partnerships.

 NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in two Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At March 31, 2013, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $975,000 and $992,000, respectively. All of this cash is on deposit with a financial institution.

Two of the Partnership's three remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. Total outstanding accrued interest at March 31, 2013 was approximately $5,800,000. These obligations and the related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Accrued but unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of the notes. However, the Partnership has agreements with the non-recourse note holder for the notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. Subsequent to March 31, 2013, the Partnership sold its interest in one of these Local Limited Partnerships to the local general partner of the Local Limited Partnership (as discussed below).

On February 2, 2012, Oakwood Park Apartments I and Oakwood Park Apartments II each sold their respective investment properties to the holder of the Local Limited Partnership’s non-recourse notes payable in exchange for (i) full satisfaction of non-recourse notes payable due to an affiliate of the purchaser and (ii) the sum of one dollar with respect to each property. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in either Oakwood Park Apartments I or Oakwood Park Apartments II at the date of the sale.

On March 9, 2012, Birch Manor I sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser and (ii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor I at the date of the sale.

On March 27, 2012, the Partnership assigned its limited partnership interest in Arkansas City and Oakview to a third party for a total of $3,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three months ended March 31, 2012, as the Partnership had no investment balance remaining in either Arkansas City or Oakview at the date of the assignment.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of two non-recourse notes payable by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at March 31, 2013 and December 31, 2012.  In connection with the sale, two of the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 as of March 31, 2013 were extinguished.

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

Results of Operations

At March 31, 2013 and December 31, 2012, the Partnership held an investment in one Local Limited Partnership and a general partner interest in REA IV which, in turn, held limited partnership interests in two additional Local Limited Partnerships; therefore, the Partnership held interests, either directly or indirectly through REA IV, in three Local Limited Partnerships. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2013 and 2012, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the three months ended March 31, 2013 and 2012.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2013 and 2012.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $19,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in legal and accounting fees during the three months ended March 31, 2012 is primarily due to decreases in costs associated with negotiating extensions of certain of the notes payable discussed above.  General and administrative expenses were less than $1,000 and approximately $5,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in general and administrative expense is due to a decrease in costs associated with filing fees.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $12,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in management fees is due to the sale of ten investment properties and the assignment of the Partnership’s interest in six Local Limited Partnerships during 2012.

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

Other

Bethesda Holdings II, LLC (“Bethesda”)and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership representing 7.75% of the outstanding interests in the Partnership at March 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional Limited Partnership Interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in three VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 302 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from many of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

REAL ESTATE ASSOCIATES LIMITED VII

EXHIBIT INDEX

Exhibit     Description of Exhibit

3           Restated Certificate and Agreement of Limited Partnership dated May 24, 1983 filed with the Securities and Exchange Commission Form S-11 No. 2-84816, which is hereby incorporated by reference.

10.1        Assignment and Assumption Agreement by and between Real Estate Associates IV, a California general partnership, Joel I. Ferguson, AMG-MGT, LLC, a Michigan limited liability company, and AMG-MGT, LLC and Bluewater Corporation, a Michigan corporation, dated May 6, 2013, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 6, 2013.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.