Form 10-Q
period 2013-06-30
REAL ESTATE ASSOCIATES LTD VII
filed 2013-08-14
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

P.O. Box 91274

Los Angeles, California 90009

(Address of principal executive offices)

(720) 387-8135

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2013	December 31, 2012
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	655	992
Receivables – limited partners	263	57
Total assets	$ 918	$ 1,049

Liabilities and Partners’ Deficit

Liabilities:
Notes payable, in default	$ 1,421	$ 2,341
Accrued interest payable, in default	3,410	5,750
Accounts payable and accrued expenses	20	87
Accrued fees due to General Partner	4	--
Total liabilities	4,855	8,178

Contingencies	--	--

Partners' deficit:
General partners	(364)	(396)
Limited partners	(3,573)	(6,733)
Total partners’ deficit	(3,937)	(7,129)
Total liabilities and partners' deficit	$ 918	$ 1,049

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	12	45	24	90
General and administrative	12	8	12	13
Legal and accounting	13	45	32	70
Interest	38	111	88	252
Total operating expenses	75	209	156	425

Loss from partnership operations	(75)	(209)	(156)	(425)
Gain on sale of interests in Local Limited Partnerships	--	66	--	69
Distribution in excess of investment in Local Limited Partnership	--	105	--	105
Gain on extinguishment of debt	3,348	5,751	3,348	5,751
Net income (loss)	$ 3,273	$ 5,713	$ 3,192	$ 5,500

Net income (loss) allocated to general partners (1%)	$ 33	$ 57	$ 32	$ 55
Net income (loss) allocated to limited partners (99%)	$ 3,240	$ 5,656	$ 3,160	$ 5,445

Net income (loss) per limited partnership interest	$213.36	$370.90	$208.09	$357.06

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' deficit, December 31, 2012	$ (396)	$(6,733)	$(7,129)

Net income for the six months ended June 30, 2013	32	3,160	3,192

Partners' deficit, June 30, 2013	$ (364)	$(3,573)	$(3,937)

See Accompanying Notes To Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ 3,192	$ 5,500
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of interests in Local Limited Partnerships	--	(69)
Distribution from sale of Local Limited Partnership property recognized as income	--	(105)
Gain on extinguishment of debt	(3,348)	(5,751)
Changes in accounts:
Receivables – limited partners	(206)	--
Accrued interest payable	88	252
Accounts payable and accrued expenses	(67)	(17)
Accrued fees due to General Partner	4	--
Net cash used in operating activities	(337)	(190)

Cash flows from investing activities:
Distribution from sale of Local Limited Partnership
property	--	55
Proceeds from sale of interests in Local Limited Partnerships	--	69
Net cash provided by investing activities	--	124

Net decrease in cash and cash equivalents	(337)	(66)
Cash and cash equivalents, beginning of period	992	1,178

Cash and cash equivalents, end of period	$ 655	$ 1,112

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

One of the Partnership's two remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2013, the Partnership is obligated for non-recourse notes payable of approximately $1,421,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. Total outstanding accrued interest is approximately $3,410,000 at June 30, 2013. These obligations and the related interest are collateralized by the Partnership's investments in the local limited partnerships (the “Local Limited Partnerships”) and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The remaining note payable has matured and remains unpaid at June 30, 2013.

No payments were made on the notes payable during the six months ended June 30, 2013 or 2012. As discussed in “Note 4 – Notes Payable”, the Partnership has agreements with the non-recourse note holder for the two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. During 2013, the Partnership sold its interest in one of these Local Limited Partnerships to the local general partner of the Local Limited Partnership in exchange for the cancellation and extinguishment of two of the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,428,000 (as discussed in “Note 4”).  The other sale is expected to close during 2013.

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

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At both June 30, 2013 and December 31, 2012, the Partnership had outstanding 15,185.50 limited partnership interests.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,185.50 and 15,249.5 for the three and six months ended June 30, 2013 and 2012, respectively.

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in two and three VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The two VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 186 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and December 31, 2012, the Partnership holds limited partnership interests in one Local Limited Partnership and a general partner interest in REA IV which, in turn, holds limited partnership interests in one and two additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in two and three Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships own residential low income rental projects consisting of 186 and 302 apartment units at June 30, 2013 and December 31, 2012, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited consolidated statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the six months ended June 30, 2013 and 2012.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the six months ended June 30, 2013 and 2012.

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS (continued)

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2013 and December 31, 2012.

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

On April 11, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill at the date of the sale.

On April 17, 2012 Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received during the third quarter of 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale.

On May 11, 2012, Mount Union sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Mount Union at the date of the sale.

On May 16, 2012, Birch Manor II sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor II at the date of the sale.

On May 17, 2012, Bellair Manor sold its investment property to the holder of the non-recourse note payable in exchange for (i) full

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

satisfaction of the non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Bellair Manor at the date of the sale.

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment.

For the period January 1, 2012 through June 30, 2012 the Partnership recorded gain from sale of partnership interest of approximately $69,000, sales distributions in excess of basis of approximately $105,000 and gain of extinguishment of debt of approximately $5,751,000 in connection with the sale of the above properties.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of two non-recourse notes payable (as discussed in “Note 4”) by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at June 30, 2013 and December 31, 2012.  In connection with the sale, the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,428,000 were extinguished resulting in a gain of extinguishment of approximately $3,348,000 for the period January 1, 2013 through June 30, 2013.

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

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has invested (2012 amounts exclude Oakwood Park Apartments I and Oakwood Park Apartments II, which sold February 2, 2012, Birch Manor Apartments I, which sold March 9, 2012, Arkansas City Apartments and Oakview Apartments, due to the assignment of the Partnership’s interest in the Local Limited Partnerships on March 27, 2012, Oak Hill Apartments, which sold April 11, 2012, Richards Park Apartments, which sold on April 17, 2012, Yorkview Estates and Mount Union Apartments, which sold May 11, 2012, Birch Manor Apartments II, which sold May

16, 2012, Bellair Manor, which sold May 17, 2012 and Jasper County Properties, Pachuta and Shubuta Properties, due to the assignment of the Partnership’s interests in the Local Limited Partnerships on May 23, 2012, Ivywood, which sold August 14, 2012, Aristocrat Manor, due to the assignment of the Partnership’s interest in the Local Limited Partnership on October 29, 2012, Bluewater, which sold May 6, 2013)(in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues
Rental and other	$ 265	$ 239	$ 563	$ 535

Expenses
Depreciation and amortization	83	64	167	128
Interest	36	40	76	81
Operating	194	169	396	380
	313	273	639	589
Income (loss) from continuing operations	$ (48)	$ (34)	$ (76)	$ (54)

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - NOTES PAYABLE

One of the Partnership's two remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of June 30, 2013 and December 31, 2012, the Partnership is obligated on non-recourse notes payable of approximately $1,421,000 and $2,341,000, respectively, bearing interest at 9.5 percent annually. The Partnership recognized interest expense of approximately $88,000 and $252,000 for the six months ended June 30, 2013 and 2012, respectively. Accrued interest is approximately $3,410,000 and $5,750,000 as of June 30, 2013 and December 31, 2012, respectively. These notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership had entered into an agreement with the holders of the non-recourse notes payable collateralized by the Partnership’s investment in twelve Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder the properties owned by twelve of the Local Limited Partnerships. Eleven of these Local Limited Partnerships sold their respective investment properties to the note holders during 2012 and 2013. In connection with these sales, non-recourse notes payable and associated accrued interest totaling approximately $16,950,000 were extinguished.

The Partnership recorded a gain of extinguishment of approximately $3,348,000 during the period January 1, 2013 to June 30, 2013 and $13,602,000 for the year ended December 31, 2012.

There were no principal or interest payments made on these notes during the six months ended June 30, 2013 or 2012. The remaining property associated with the remaining note payable is expected to sell in 2013 to the noteholder.

NOTE 5 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $24,000 and $90,000 for the six months ended June 30, 2013 and 2012, respectively.

An affiliate of the General Partner is the local general partner in one of the Partnership’s two remaining Local Limited Partnerships.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in two Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At June 30, 2013, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 7 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 8 - SUBSEQUENT EVENT

Newton Apartments has entered a purchase and sale contract and is scheduled to close in November, 2013.

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

As of June 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $655,000 and $992,000, respectively. All of this cash is on deposit with a financial institution.

One of the Partnership's two remaining investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of approximately $1,421,000 to the sellers of the partnership interests, bearing interest at 9.5 percent annually. Total outstanding accrued interest at June 30, 2013 was approximately $3,410,000. These obligations and the related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Accrued but unpaid interest was due at maturity of the notes. The Partnership has not repaid the notes payable and is in default under the remaining terms of the notes. However, the Partnership has agreements with the non-recourse note holder for the notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships.

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

On April 11, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill at the date of the sale.

On April 17, 2012 Richards Park sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Richards Park at the date of the sale.

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received during the third quarter of 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale.

On May 11, 2012, Mount Union sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Mount Union at the date of the sale.

On May 16, 2012, Birch Manor II sold its investment property to the holder of the Local Limited Partnership’s non-recourse note payable in exchange for (i) full satisfaction of the Local Limited Partnership’s non-recourse note payable due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Birch Manor II at the date of the sale.

On May 17, 2012, Bellair Manor sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Bellair Manor at the date of the sale.

On May 23, 2012, the Partnership assigned its limited partnership interests in Jasper, Pachuta and Shubuta to an affiliate of the Local Operating General Partner for a total of $66,000. This amount was recognized as gain on sale of interests in Local Limited Partnerships for the three and six months ended June 30, 2012, as the Partnership had no investment balance remaining in Jasper, Pachuta or Shubuta at the date of the assignment.

For the period January 1, 2012 through June 30, 2012 the Partnership recorded gain from sale of partnership interest of approximately

$69,000, sales distributions in excess of basis of approximately $105,000 and gains of extinguishment of debt of approximately $5,751,000 in connection with the sale of the above properties.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of non-recourse notes payable by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at June 30, 2013 and December 31, 2012. In connection with the sale, the Partnership’s non-recourse notes payable assumed with the property with an aggregate of approximately $920,000 and associated accrued interest of approximately $2,428,000 were extinguished resulting in a gain of approximately $3,348,000 for the period January 1, 2013 through June 30, 2013.

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

Results of Operations

At June 30, 2013 and December 31, 2012, the Partnership holds investments in one Local Limited Partnership and a general partner interest in REA IV which, in turn, held limited partnership interests in one and two additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in two and three Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the consolidated statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three and six months ended June 30, 2013 and 2012, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the six months ended June 30, 2013 and 2012.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the six months ended June 30, 2013 and 2012.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $13,000 and $45,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $32,000 and $70,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in legal and accounting fees for both periods is primarily due to decreases in costs associated with the decrease in transactions. General and administrative expenses were approximately $12,000 and $8,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $12,000 and $13,000 for the six months ended June 30, 2013 and 2012, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $12,000 and $45,000 for each of the three months ended June 30, 2013 and 2012 and approximately $24,000 and $90,000 for each of the six months ended June 30, 2013 and 2012, respectively.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 –Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership representing 7.75% of the outstanding interests in the Partnership at June 30, 2013.  It is possible that Bethesda or its affiliates will acquire additional Limited Partnership Interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2013 and December 31, 2012, the Partnership holds variable interests in two and three VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 186 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.