Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD VII
filed 2014-04-15
CIK 722648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The Partnership held no limited partnership interest in any local limited partnership as of December 31, 2013. The Partnership holds a general partner interest in Real Estate Associates IV (“REA IV”). One and ten Local Limited Partnerships sold their investment properties, and the Partnership sold its interest in two and six Local Limited Partnerships during 2013 and 2012, respectively. The other general partner of REA IV is NAPICO.

The Partnership does not have any employees.  Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Properties.

During 2013, the projects in which the Partnership had invested were substantially rented. During 2013, the Partnership either sold the property of or its interest in the remaining three properties (Item 7).

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2013, there were 2,816 registered holders, owning an aggregate of 15,055.5 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.  In March 1999, the Partnership made a distribution of approximately $272,000 to the limited partners and approximately $3,000 to the general partners, using proceeds from the sale of the Partnership interests.  No other distributions have been made from the inception of the Partnership.

Bethesda and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership 7.82% of the outstanding interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional Limited Partnership Interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. The Partnership does not hold any limited partnership interests in any Local Limited Partnerships. The General Partner has determined that its cash and cash equivalents are to be reserved to fund Partnership reserves and operating expenses.

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $610,000 and $992,000, respectively. All of this cash is on deposit with a financial institution.

Twelve of the Partnership's original investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership was obligated for non-recourse notes payable and accrued interest. These obligations and the related interest were collateralized by the Partnership's investments in the Local Limited Partnerships and were payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Accrued but unpaid interest was due at maturity of the notes. The Partnership had agreements with the non-recourse note holder for the notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. At December 31, 2013, these notes had been extinguished.

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

On August 14, 2012, Ivywood sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed above) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Ivywood at the date of the sale.

On October 29, 2012, the Partnership assigned its limited partnership interest in Aristocrat Manor to an affiliate of the Local Operating General Partner for $5,000 and the assumption of the non-recourse note payable by an affiliate of the Local Operating General Partner. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Aristocrat Manor at the date of the assignment. In connection with the sale, the Partnership’s non-recourse note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 were extinguished.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner. The Partnership's investment balance in this local partnership was zero at December 31, 2013 and 2012.

On September 17, 2013, the Partnership assigned its limited partnership interest in Tradewinds East to an affiliate of the Operating General Partner. The fund received no proceeds from the transaction. The Partnership's investment balance in this local partnership was zero at December 31, 2013 and 2012.

On December 27, 2013, the Partnership sold the limited partnership interests it held in Newton Apartments for $5,000. The Partnership's investment balance in this local partnership was zero at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Partnership recorded gains from sale of Partnership interests of approximately $5,000 and $74,000, and gains of extinguishment of debt of approximately $8,204,000 and $13,602,000.

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

Results of Operations

At December 31, 2013 and 2012, the Partnership held investments in zero and one Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, held limited partnership interests in zero and two additional Local Limited Partnerships, respectively; therefore, the Partnership held interests, either directly or indirectly through REA IV, in zero and three Local Limited Partnerships, respectively.  The other general partner of REA IV is NAPICO.

There was no recognition of equity in losses from the Local Limited Partnerships for the years ended December 31, 2013 and 2012, as the Partnership's investment in all Local Limited Partnerships has been sold.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the years ended December 31, 2013 and 2012.

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

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $47,000 and $112,000 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses were approximately $21,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $48,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Partnership held no limited partnership interests in any Local Limited Partnerships. As of December 31, 2013, the Partnership owned limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, did not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”).  There were no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to those unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

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

At December 31, 2013 and 2012, the Partnership held variable interests in zero and three VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The Partnership was involved with the VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership was allocated profits and losses of the Local Limited Partnerships based upon its ownership percentage. Distributions of surplus cash from operations from all of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in a Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of each Local Limited Partnership’s profits less the Partnership’s share of such Local Limited Partnership’s losses, distributions and impairment charges. See “Note 2 – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

Item 8.

Financial Statements and Supplementary Data.

Real Estate Associate Limited VII

List of Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Operations – Years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Partners’ Equity (Deficit) - Years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2013, and the related consolidated statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited VII

We have audited the accompanying consolidated balance sheet of Real Estate Associates Limited VII as of December 31, 2012, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Associates Limited VII at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Partnership continues to generate recurring operating losses. In addition, notes payable and related accrued interest totaling approximately $8,091,000 are in default due to non-payment. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

April 12, 2013

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	December 31,
	2013	2012
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	610	992
Receivables – limited partners	266	57
Total assets	$ 876	$ 1,049

Liabilities and Partners’ Equity (Deficit)

Liabilities:
Notes payable, in default	$ --	$ 2,341
Accrued interest payable, in default	--	5,750
Accounts payable and accrued expenses	26	87
Total liabilities	26	8,178

Contingencies	--	--

Partners' equity (deficit):
General partners	(317)	(396)
Limited partners	1,167	(6,733)
Total partners’ equity (deficit)	850	(7,129)
Total liabilities and partners' equity (deficit)	$ 876	$ 1,049

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Management fees – General Partner	48	180
General and administrative	21	25
Legal and accounting	47	112
Interest	114	408
Total operating expenses	230	725

Loss from partnership operations	(230)	(725)

Gain on sale of interests in Local Limited Partnerships	5	74
Distribution in excess of investment in Local
Limited Partnership	--	105
Advances to Local Limited Partnerships recognized as
expense	--	(41)
Gain on extinguishment of debt	8,204	13,602
Net income	$7,979	$13,015

Net income allocated to general partners (1%)	$ 79	$ 130
Net income allocated to limited partners (99%)	$7,900	$12,885

Net income per limited partnership interest	$520.23	$844.95

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2011	$ (526)	$(19,618)	$(20,144)

Net income for the year ended
December 31, 2012	130	12,885	13,015

Partners' deficit, December 31, 2012	(396)	(6,733)	(7,129)

Net income for the year ended
December 31, 2013	79	7,900	7,979

Partners' Equity, December 31, 2013	$ (317)	$ 1,167	$ 850

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$ 7,979	$13,015
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain on sale of interests in Local Limited Partnerships	(5)	(74)
Distribution from sale of Local Limited Partnership
property recognized as income	--	(105)
Gain on extinguishment of debt	(8,204)	(13,602)
Change in accounts:
Receivables – limited partners	(209)	--
Accrued interest payable	113	408
Accounts payable and accrued expenses	(61)	43
Net cash used in operating activities	(387)	(315)

Cash flows from investing activities:
Proceeds from sale of interests in Local Limited
Partnerships	5	74
Distribution from sale of Local Limited
Partnership property	0	55
Net cash provided by investing activities	5	129

Net decrease in cash and cash equivalents	(382)	(186)

Cash and cash equivalents, beginning of the year	992	1,178

Cash and cash equivalents, end of the year	$ 610	$ 992

See Accompanying Notes to Consolidated Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2013 and 2012.

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

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Method of Accounting for Investments in Local Limited Partnership

The investments in Local Limited Partnerships were accounted for using the equity method.

Abandonment of Limited Partnership Interests

In 2013 and 2012, the number of Limited Partnership Interests decreased by 130 and 64 interests, respectively, due to limited partners abandoning their interests. At December 31, 2013 and 2012, the Partnership had outstanding 15,055.50 and 15,185.50 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,185.50 and 15,249.50 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including REAL VII.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recognized during the years ended December 31, 2013 and 2012.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in two Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At December 31, 2013, the Partnership believes that the carrying amount of its other assets and liabilities reported on the consolidated balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2013 and 2012, the Partnership held variable interests in zero and three VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The Partnership was involved with the VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from the VIEs, which were zero at December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Going Concern

During fiscal year 2012, the Partnership continued to generate recurring operating losses. In addition, the Partnership was in default on notes payable and related accrued interest payable that matured between December 1999 and December 2004.

Two of the Partnership's three remaining investments at December 31, 2012 involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2012, the Partnership was obligated for non-recourse notes payable of approximately $2,341,000 to the sellers of the partnership interests, bearing interest at 9.5 to 10 percent. Total outstanding accrued interest was approximately $5,750,000 at December 31, 2012. These obligations and the related interest were collateralized by the Partnership's investments in the local limited partnerships (the “Local Limited Partnerships”) and were payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. Both of the notes payable had matured and remained unpaid at December 31, 2012.

No payments were made on the notes payable during the year ended December 31, 2012. The Partnership had agreements with the non-recourse note holder for the two notes payable in which the note holder agreed to forebear taking any action under these notes in order to permit the Partnership to negotiate the sale of its limited partnership interests in these Local Limited Partnerships to the local general partner of the respective Local Limited Partnerships. These sales were expected to close during 2013.

As a result of the above, there was substantial doubt about the Partnership's ability to continue as a going concern. The Partnership’s previous independent registered public accounting firm included an explanatory paragraph in their audit report for the Partnership’s 2012 consolidated financial statements that indicated there was uncertainty that the Partnership would continue as a going concern.

As of December 31, 2013, the Partnership's independent registered public accounting firm issued an unqualified opinion that did not include an explanatory paragraph with respect to going concern uncertainty.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2013 and 2012, the Partnership holds limited partnership interests in zero and one Local Limited Partnerships, respectively, and a general partner interest in REA IV which, in turn, holds limited partnership interests in zero and two additional Local Limited Partnerships, respectively; therefore, the Partnership holds interests, either directly or indirectly through REA IV, in  zero and three Local Limited Partnerships, respectively. The other general partner of REA IV is NAPICO. The Local Limited Partnerships owned residential low income rental projects consisting of 302 apartment units at December 31, 2012. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the years ended December 31, 2013 and 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2013 and 2012.

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

On April 11, 2012, Oak Hill sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Oak Hill at the date of the sale.

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

On May 11, 2012, Yorkview sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of $150,000. After payment of closing costs, the Partnership received a distribution from the sale of Yorkview of $105,000, approximately $50,000 of which was received as a deposit during the year ended December 31, 2011. This amount was recognized as a distribution in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Yorkview at the date of the sale.

On May 11, 2012, Mount Union sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in Mount Union at the date of the sale.

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

On May 17, 2012, Bellair Manor sold its investment property to the holder of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Bellair Manor at the date of the sale.

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

On August 14, 2012, Ivywood sold its investment property to the holder  of the non-recourse note payable in exchange for (i) full satisfaction of the non-recourse note payable (as discussed in “Note 3”) due to an affiliate of the purchaser, (ii) the assumption of the outstanding mortgage loan encumbering the property, and (iii) the sum of one dollar. The Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in Ivywood at the date of the sale.

On October 29, 2012, the Partnership assigned its limited partnership interest in Aristocrat Manor to an affiliate of the Local Operating General Partner for $5,000 and the assumption of the non-recourse note payable (as discussed in “Note 4”) by an affiliate of the Local Operating General Partner. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership had no investment balance remaining in Aristocrat Manor at the date of the assignment.  In connection with the sale, the Partnership’s non-recourse note payable of approximately $1,400,000 and associated accrued interest of approximately $3,837,000 were extinguished.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at December 31,2013 and 2012.

On September 17, 2013, the Partnership assigned its limited partnership interest in Tradewinds East to an affiliate of the Operating General Partner. The Partnership received no proceeds from the transaction. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

On December 27, 2013, the Partnership sold the limited partnership interests it held in Newton Apartments for $5,000. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Partnership recorded gains from sale of Partnership interests of approximately $5,000 and $74,000, and gains of extinguishment of debt of approximately $8,204,000 and $13,602,000.

NOTE 3 - NOTES PAYABLE

Twelve of the original investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 2013 and 2012, the Partnership was obligated on non-recourse notes payable of approximately zero and $2,341,000, respectively, bearing interest at 9.5 percent annually. The Partnership recognized interest expense of approximately $114,000 and $408,000 for the years ended December 31, 2013 and 2012, respectively. Accrued interest was approximately zero and $5,750,000 as of December 31, 2013 and 2012, respectively. These notes matured between December 1999 and December 2004. These obligations and related interest are collateralized by the Partnership's investments in the Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership previously entered into an agreement with the holders of the non-recourse notes payable collateralized by the Partnership’s investment in twelve Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder the properties owned by twelve of the Local Limited Partnerships. All twelve of these Local Limited Partnerships sold their respective investment properties to the note holders during 2012 and 2013. In connection with these sales, non-recourse notes payable and associated accrued interest totaling approximately $21,806,000 were extinguished.

There were no principal or interest payments made on these notes during the years ended December 31, 2013 or 2012.

Note 4 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $48,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively.

Bethesda and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.82% of the outstanding interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Note 5 - Income Taxes

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

A reconciliation is as follows (in thousands, except per limited partnership interest data):

	Years Ended December 31,
	2013	2012

Net income (loss) per financial statements	$ 7,979	$ 13,015
Other	213	458
Gain on sale and assignment of interests in		2,462
Local Limited Partnerships	1,973
Gain on extinguishment of debt	(6,075)	(13,609)
Partnership’s share of Local Limited Partnership	--	7,890
Net income per tax return	$ 4,090	$ 10,216
Net income per limited partnership interest	$269.34	$1,305.32

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (liabilities) (in thousands):

	December 31,
	2013	2012

Net deficit as reported	$ 850	$ (7,129)
Add (deduct):
Deferred offering costs	5,091	5,091
Investment in Local Limited Partnerships	--	(1,797)
Accrued interest	--	5,808
Other	107	(15)
Net asset (deficit) – Federal tax basis	$ 6,048	$ 1,958

Note 6 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did contain a modification related to a going concern uncertainty. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.

Executive Compensation.

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

(a)

The general partners own all of the outstanding general partnership interests of the Partnership.

The following table sets forth certain information regarding Limited Partnership Interests of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s Limited Partnership Interests as of December 31, 2013.

Name of Beneficial Owner	Number of Interests	% of Class

Bethesda Holdings II, LLC	1,177.58	7.82%

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in REAL VII.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $48,000 and $180,000 for each the years ended December 31, 2013 and 2012, respectively.

An affiliate of the General Partner is the local general partner in one of the Partnership’s three remaining Local Limited Partnerships.

Bethesda and its affiliates owned 1,177.58 limited partnership interests in the Partnership representing 7.82% of the outstanding interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services.

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $20,000 and $42,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $24,000 for 2013 and 2012, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Operations - Years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Partners' Equity (Deficit) - Years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments, LLC
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	VP of Finance/CFO	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estate Associates Limited VII, incorporated by reference to the Partnership's Annual Report on Form 10-K dated April 12, 2013.

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.