Form 10-Q
period 2014-03-31
REAL ESTATE ASSOCIATES LTD VII
filed 2014-05-15
CIK 722648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and cash equivalents	$ 578	$ 610
Receivables – limited partners	261	266
Total assets	$ 839	$ 876

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$ 9	$ 26

Partners' capital (deficit):
General partners	(317)	(317)
Limited partners	1,147	1,167
Total partners’ capital (deficit)	830	850
Total liabilities and partners'
capital(deficit)	$ 839	$ 876

See Accompanying Notes To Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$ --	$ --

Operating expenses:
Management fees - General Partner	--	12
General and administrative	8	--
Legal and accounting	12	19
Interest	--	50
Total operating expenses	20	81

Loss from partnership operations	(20)	(81)
Net loss	(20)	$ (81)

Net loss allocated to general partners (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	$ (20)	$ (80)

Net loss per limited partnership interest	$ (1.33)	$ (5.27)

See Accompanying Notes To Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

 (Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' capital (deficit), December 31, 2013	$ (317)	$ 1,167	$ 850

Net loss for the three months ended March 31, 2014	--	(20)	(20)

Partners' capital (deficit), March 31, 2014	$ (317)	$ 1,147	$ 830

See Accompanying Notes To Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (20)	$ (81)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Changes in accounts:
Receivables – limited partners	5	--
Accrued interest payable	--	50
Accounts payable and accrued expenses	(17)	14
Net cash used in operating activities	(32)	(17)

Cash flows from investing activities:

Net decrease in cash and cash equivalents	(32)	(17)

Cash and cash equivalents, beginning of period	610	992

Cash and cash equivalents, end of period	$ 578	$ 975

See Accompanying Notes To Financial Statements

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the fiscal year ended December 31, 2013 prepared by the Partnership.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2014 and December 31, 2013, respectively, the Partnership had 15,055.50 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements for 2013 were consolidated as they included the accounts of Real Estate Associates Limited VII and its majority-owned general partnership Real Estate Associates IV (“REA IV”). Losses in excess of the minority investment that would otherwise be attributed to the minority interest were allocated to the Partnership.

Method of Accounting for Investments in Local Limited Partnerships

The investments in Local Limited Partnerships are accounted for using the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 15,055.50 and 15,185.5 for the three months ended March 31, 2014 and 2013, respectively.

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entities

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in zero VIEs. However, during the reporting period of the three months ended March 31, 2013 the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary.

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

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014, the Partnership held limited partnership interests in zero Local Limited Partnerships. At December 31, 2013, the Partnership held a general partner interest in REA IV which, in turn, held limited partnership interests in zero Local Limited Partnerships. Therefore, the Partnership held interests, either directly or indirectly through REA IV, in zero Local Limited Partnerships. The other general partner of REA IV was NAPICO.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage. Distributions of surplus cash from operations from the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. The Partnership did not receive any operating distributions from Local Limited Partnerships during the three months ended March 31, 2014 and 2013.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2014 and 2013.

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2014 and December 31, 2013.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of two non-recourse notes payable (as discussed in “Note 4”) by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at March 31, 2013. In connection with the sale, the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 as of March 31, 2013 were extinguished.

On September 17, 2013, the Partnership assigned its limited partnership interest in Tradewinds East to an affiliate of the Operating General Partner. The fund received no proceeds from the transaction. The Partnership's investment balance in this local partnership was zero at both March 31, 2014 and 2013.

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

On December 27, 2013, the Partnership sold the limited partnership interests it held in Newton Apartments for $5,000. The Partnership's investment balance in this local partnership was zero at the date of sale.

NOTE 3 - NOTES PAYABLE

Twelve of the original investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. These notes matured between December 1999 and December 2004. These obligations and related interest at 9.5 percent were collateralized by the Partnership's investments in the Local Limited Partnerships and payable only out of cash distributions from the Local Limited Partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

The Partnership had entered into an agreement with the holders of the non-recourse notes payable collateralized by the Partnership’s investment in twelve Local Limited Partnerships with notes payable in which the note holder agreed to forebear taking any action under these notes pending the purchase by the note holder. All twelve of these Local Limited Partnerships sold their respective investment properties to the note holders during 2012 and 2013. In connection with these sales, non-recourse notes payable and associated accrued interest totaling approximately $21,806,000 were extinguished.

There were no principal or interest payments made on these notes during the three months ended March 31, 2013.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.5 percent of the original remaining invested assets of the remaining partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The fee was approximately $0 and $12,000 for the three months ended March 31, 2014 and 2013, respectively.

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership representing 7.82% of the outstanding interests in the Partnership at March 31, 2014.  It is possible that Bethesda or its affiliates will acquire

REAL ESTATE ASSOCIATES LIMITED VII

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

additional Limited Partnership Interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The notes payable and amounts due for partnership interests are collateralized by the Partnership’s investment in two Local Limited Partnerships and are payable only out of cash distributions from the Local Limited Partnerships. The operations generated by the Local Limited Partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. At March 31, 2014, the Partnership believes that the carrying amount of its other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of March 31, 2014 and December 31, 2013, the Partnership had cash and cash equivalents of approximately $578,000 and $610,000, respectively. All of this cash is on deposit with a financial institution. The decrease in cash is due to cash used in operations.

On May 6, 2013, the Partnership assigned its limited partnership interest in Bluewater Limited Dividend Housing Association (“Bluewater”) to an affiliate of the Local Operating General Partner for the cancellation of non-recourse notes payable by an affiliate of the Local Operating General Partner. The Partnership had no investment balance remaining in Bluewater at March 31, 2013. In connection with the sale, the Partnership’s non-recourse notes payable of an aggregate of approximately $920,000 and associated accrued interest of approximately $2,419,000 as of March 31, 2013 were extinguished.

On September 17, 2013, the Partnership assigned its limited partnership interest in Tradewinds East to a third party. The fund received no proceeds from the transaction. The Partnership's investment balance in this local partnership was zero at both March 31, 2014 and 2013.

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

On December 27, 2013, the Partnership sold the limited partnership interests it held in Newton Apartments for $5,000. The Partnership's investment balance in this local partnership was zero at the date of sale.

Results of Operations

At March 31, 2014, the Partnership held investments in zero Local Limited Partnerships. At December 31, 2013, the Partnership held a general partner interest in REA IV which, in turn, held limited partnership interests in zero Local Limited Partnerships. Therefore, the Partnership held interests, either directly or indirectly through REA IV, in zero Local Limited Partnerships. However, during the reporting period of the three months ended March 31, 2013 the Partnership held variable interests in three VIEs. The other general partner of REA IV was NAPICO. The Local Limited Partnerships all own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions, and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from the Local Limited Partnerships for the three months ended March 31, 2014 and 2013, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

The Partnership did not receive any operating distributions from Local Limited Partnerships during the three months ended March 31, 2014 and 2013.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2014 and 2013.

Operating expenses, other than interest expense and management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $12,000 and $19,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in legal and accounting fees for both periods is primarily due to decreases in costs associated with the decrease in transactions. General and administrative expenses were approximately $8,000 and $0 for the three months ended March 31, 2014 and 2013.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets and is calculated at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $0 and $12,000 for each of the three months ended March 31, 2014 and 2013.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 –Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 3 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,177.58 Limited Partnership Interests in the Partnership representing 7.82% of the outstanding interests in the Partnership at March 31, 2014.  It is possible that Bethesda or its affiliates will acquire additional Limited Partnership Interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Limited Partnership Interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Variable Interest Entities

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in zero VIEs, respectively, for which the Partnership was not the primary beneficiary. However, during the reporting period of the three months ending March 31, 2013 the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage. Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

REAL ESTATE ASSOCIATES LIMITED VII

By: National Partnership Investments, LLC
General Partner

Date: May 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 15, 2014	By: /s/Joseph Dryden
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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited VII’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.